Form 10-K405
period 1999-12-31
FLAG TELECOM HOLDINGS LTD
filed 2000-03-30
CIK 1102752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29207
                            ------------------------

                         FLAG TELECOM HOLDINGS LIMITED

             (Exact name of Registrant as specified in its charter)

                         ------------------------------

                                    BERMUDA
                        (State or other jurisdiction of
                        incorporation or organization)

                               EMPORIUM BUILDING
                                69 FRONT STREET
                            HAMILTON HM12, BERMUDA
                    (Address of principal executive office)

                            ------------------------

                                44 20 7317 0800
              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(g) of the Act:   Common Shares,
                                $.0006 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/ (The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934 on February 11, 2000)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant on February 16, 2000, based upon the closing price of the Common Shares The Nasdaq Stock Market for such date, was approximately $1,589,293,373.

    The number of outstanding shares of the registrant's Common Shares as of March 24, 2000 was approximately 133,932,856.

    The Index of Exhibits filed with this Report begins at page 43.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FLAG TELECOM HOLDINGS LIMITED
                               TABLE OF CONTENTS

                                                                          PAGE
SAFE HARBOR STATEMENT                                                   --------
Part I

Item 1.   Business....................................................      1
Item 2.   Properties..................................................     19
Item 3.   Legal Proceedings...........................................     20
Item 4.   Submission of Matters To a Vote of Security Holders.........     20

Part II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................     20
Item 6.   Selected Financial Data.....................................     22
Item 7.   Managements Discussion and Analysis of Financial Condition
          and Results of Operations...................................     24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     32
Item 8.   Financial Statements and Supplementary Data.................     34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     34

Part III

Item 10.  Directors and Executive Officers of the Registrant..........     34
Item 11.  Executive Compensation......................................     39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     39
Item 13.  Certain Relationships and Related Transactions..............     41

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     43

FINANCIAL STATEMENTS..................................................    F-1

Signatures

Exhibits

PART I

ITEM 1. BUSINESS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report and in our Registration Statement on Form F-1 (Registration
No. 333-94899) previously filed with the Securities and Exchange Commission including, without limitation, those factors discussed under "Risk Factors" in the Registration Statement.

GENERAL

    We are a global carriers' carrier that develops and offers a broad range of innovative telecommunications products and services to licensed international carriers, Internet service providers and other telecommunications companies. Our network, the FLAG Telecom network, is currently comprised of (1) the FLAG Europe-Asia cable system, which is the world's longest independent, privately-owned digital fiberoptic undersea cable system, (2) the FLAG Atlantic-1 cable system, which we are currently constructing and, when completed, will connect London and Paris to New York and (3) terrestrial connections between our landing stations in the United Kingdom and Spain to the city centers of London and Madrid and intra-European connections from London to Paris, Brussels, Frankfurt, Amsterdam, Berlin, Zurich, Milan and several other major European metropolitan areas, which we have acquired the right to obtain through contractual arrangements with other facilities-based bandwidth capacity providers. We have an established customer base of approximately 90 customers, many of which are the world's leading telecommunications and Internet companies. Our customers include 17 of the top 20 international carriers based on traffic volume which, together, accounted for approximately 48% of our sales to date. We believe we have succeeded in attracting this customer base primarily as the result of the diversity, flexibility and high quality of our product and service offerings.

    The FLAG Europe-Asia cable system links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China along a route which adjoins countries with approximately 75% of the world's population. The FLAG Europe-Asia cable system consists of approximately 28,000 kilometers of technologically advanced undersea digital fiberoptic cable which comes ashore at 16 operational landings in 13 countries. It has an aggregate capacity of 10 gigabits per second transmitting on two fiber pairs. The system incorporates synchronous digital hierarchy, which is the current international standard for digital transmission and management. Expansion of the transmission capacity of the segments of the FLAG Europe-Asia cable system may be accomplished by employing additional light sources using the wavelength division multiplexing technique of operating at more than one wavelength. The transmission capacity of the segments of the FLAG Europe-Asia cable system is upgradeable to between 20 and 40 gigabits per second depending on the location of the segment. The FLAG Europe-Asia cable system cost approximately
$1.6 billion to complete. We placed the FLAG Europe-Asia cable system in commercial service on November 22, 1997 with an initial group of 62 customers.

    FLAG Atlantic Limited has contracted with Alcatel Submarine Networks for the construction of the subsea portion of a new 12,000 kilometer trans-Atlantic digital fiberoptic cable system called FLAG Atlantic-1. The FLAG Atlantic-1 cable system will use a six fiber pair configuration with 10 gigabit per second technology and up to a maximum of 40 wavelengths of light per fiber. The FLAG Atlantic-1 cable system is designed to have an initial fully redundant capacity of at least 160 gigabits per second, with potential for future upgrade to 2.4 terabits of fully redundant capacity, more than 15 times the maximum capacity of the most advanced cable in service on the Atlantic route today. By "redundant capacity" we mean that there will be two cables, each with the indicated capacity configured as a self-healing ring. We have designed FLAG Atlantic-1 so that if one of the cables fails, we can re-route traffic to the other cable in order to avoid any service failure. One cable will span from Porthcurno in the United Kingdom to the north shore of Long Island, New York, and the other cable will be routed from northern France to the south shore of Long Island. The system's European landing points will be connected to city centers in London and Paris. The European city centers will be connected to one another via a fiber ring including two English Channel crossings. The landing points in Long Island will connect to two telecommunication centers in New York City, which will also connect to each other via a fiber ring. The system's design is intended to permit seamless interconnection with the FLAG Europe-Asia cable system (via the landing station in Porthcurno) and with a range of existing European city-to-city networks in London and Paris. The FLAG Atlantic-1 cable system will use company owned landing stations and city-center connection points. Alcatel Submarine Networks has contracted to deliver the first loop of the subsea portion of FLAG Atlantic-1 in operational service by March 31, 2001 and to complete the full loop system by June 30, 2001. We expect FLAG Atlantic-1's initial capacity of at least 160 gigabits to cost approximately $1.1 billion to complete. We are constructing FLAG Atlantic-1 under a 50/50 joint venture between FLAG Atlantic Holdings Limited, our subsidiary, and GTS TransAtlantic Holdings Limited, a subsidiary of Global Telesystems Group, Inc.

    We intend to extend the reach of the FLAG Telecom network. Where economically feasible, we expect to extend our network to additional countries by developing new cable systems, building extensions from our existing cable systems or by building additional terrestrial capacity. Where rapid access to a market is required or where it is not economically feasible to expand our network on our own, we may enter into arrangements with third parties to develop network extensions or to acquire rights to use their existing networks. We may also consider acquiring companies with networks that complement our own. We recently announced plans to begin the construction of a new trans-Pacific cable project that would link the telecommunications markets of the United States and Japan. We have commissioned a study of potential routes for the proposed trans-Pacific cable. Based on this study, we have identified several potential cable landing station sites in Japan, Canada and the United States. We recently entered into a supply agreement for the construction of the subsea portion of the proposed cable project. We cannot assure you, however, that we will pursue the construction of the trans-Pacific cable system or that we will successfully complete the project.

    We maintain the FLAG Telecom network through our network operations centers in Fujairah, U.A.E. and a location near Heathrow, United Kingdom. These operations centers provide for system-wide surveillance, maintenance and circuit activation 24 hours a day, 365 days per year.

    We are developing an extensive range of innovative products and services which will use a state-of-the-art Internet Protocol-based network infrastructure and are designed to meet the needs of a wide range of licensed international carriers, Internet service providers and other telecommunications companies. Our product and service offerings consist of four principal groups:

    - Traditional Carrier Services. Our traditional carrier service offerings include "lifetime of system" right-of-use products, with which operators have traditionally built their networks, and services designed to assist carriers in managing their network capacity needs in a flexible way, such as through our global portability program which permits carriers to move purchased bandwidth around the FLAG Europe-Asia cable system on an as needed basis.

    - FLAG Atlantic-1 Services. Our FLAG Atlantic-1 services include packages structured to provide staged delivery of capacity over a period of several years; optical wavelength services, which are designed to support the next generation of Internet Protocol (IP) networks by eliminating the need to route traffic through slower intermediate protocol layers and switches; and fiber pair services, which are designed to meet the needs of major global carriers that require substantial amounts of bandwidth at low unit costs. Because the FLAG Atlantic-1 cable system is still under construction, we are selling the FLAG Atlantic-1 services on a future delivery basis.

    - Wholesale Services. Our wholesale service offerings will include managed bandwidth services through which customers can lease international connectivity for one, three or five year terms on a city-to-city or customer site-to-customer site basis; IP point-to-point services designed for private use by customers running such applications as voice-over-IP services; and IP transit services which provide a connection to the Internet. We recently introduced our first wholesale service, a managed bandwidth service on the London-to-Madrid route. We expect to extend these service offerings to other service routes during the next 12 to 18 months.

    - Bundled Services. Our bundled services are designed to maximize the combined benefits of the FLAG Europe-Asia cable system and the FLAG Atlantic-1 cable system by offering services that combine the two systems and allow us to package our own network capacity with that of other providers to extend our network reach. One of our initial bundled products is "Middle East Direct" which will provide direct connectivity from Middle Eastern markets to the United States. We have also introduced European leased capacity services which extend our connectivity into key European cities. We are actively evaluating opportunities to add additional services to our wholesale and bundled service offerings.

OUR MARKET OPPORTUNITY

    We developed and are enhancing the FLAG Telecom network and our product and service offerings to participate in the following important growth and strategic shifts in the international telecommunications markets:

    ADVANCES IN TELECOMMUNICATIONS AND NETWORKING TECHNOLOGY. Recent advances in telecommunications and networking technology have dramatically lowered the unit cost of carrying voice, data and video signal traffic. Through dense wavelength division multiplexing (DWDM), a technology that transmits multiple light signals through a single optical fiber, the bandwidth of submarine fiberoptic cables can be increased by up to 40 times that of non-DWDM systems. Several advances in switching, the process of interconnecting circuits to form a transmission path between users, and electronics have further increased the bandwidth, or transmission capacity, of telecommunications networks. Historically, carriers built telecommunications networks optimized for voice traffic. These are based on circuit switching, which establishes and keeps open a dedicated path until a call is terminated. While circuit switching has worked well for decades, it does not efficiently use transmission capacity, because once a circuit is dedicated, it is unavailable to transmit any other information, even when the particular users of that circuit are not speaking or otherwise transmitting information. Packet switching networks optimized for data traffic are replacing circuit based networks. Packet switching divides signals into small "packets" which are then independently transmitted to their destination via the quickest path. Upon their arrival, the packets are reassembled. Packet switching provides more efficient use of the capacity in a network because the network does not establish inefficient dedicated circuits, which waste unused capacity. Packet switching networks can achieve lower unit costs than circuit networks. New packet networking technologies include IP, Asynchronous Transfer Mode (ATM) and frame relay. ATM's quality of service features support high-quality voice and video signals over packet networks. Similar quality of service features are being developed for IP.

    CONVERGENCE OF VOICE AND DATA SERVICES. Telecommunications network designs have traditionally created separate networks using separate equipment for voice, data and video signals. The evolution from circuit switched networks to packet-switched networks erases the traditional distinctions between voice, data and video transmission services. High-bandwidth packet-switched networks can transmit mixed digital voice, data and video signals over the same network with a high level of frequency. This capability lowers the cost to operators of building and operating networks providing a strong economic incentive for the implementation of unified networks. Since the Internet is the major driver of growth, we believe it is likely that IP will emerge as the network platform of choice.

    RAPID GROWTH OF TELECOMMUNICATIONS TRAFFIC. According to an August 1999 research report published by Ovum Ltd., total world telecommunications traffic demand is expected to grow more than 50-fold between 1999 and 2005, with Internet and data traffic accounting for 98% of total traffic by 2005. Several key factors are expected to drive growth in worldwide telecommunications traffic, including (1) the worldwide growth in the use of bandwidth-intensive applications, such as video conferencing, video-on-demand and corporate intranets which has resulted, in part, due to the convergence of voice and data services, and (2) increased globalization of commerce, particularly electronic commerce.

    IMPACT OF GLOBAL DEREGULATION. The continued deregulation of the global telecommunications industry has resulted in a significant increase in the number of competitors, including traditional carriers, wireless operators, Internet service providers and new local exchange service providers. This change in the global competitive landscape is generating significant demand for broadband telecommunications capacity as carriers seek to secure sufficient capacity for their expansion plans. As of July 1998, Telegeography estimated that there were over 1,000 facilities based international telecommunications operators worldwide, representing a 184% increase since July 1995. In addition, further telecom privatization is expected over the next few years, which in turn is expected to generate increased global competition. Global deregulation has also resulted in increased demand for city-to-city services, as new entrants to the telecommunication industry seek to take advantage of the economic benefits of controlling facilities on an end-to-end basis.

    INCREASING CHALLENGES FOR CONSORTIA SYSTEMS AND ACCEPTANCE OF PRIVATELY SPONSORED CABLE SYSTEMS. Historically, the planning and ownership of undersea cable systems has been conducted through large consortia typically led by the monopoly telecommunications providers. We believe that the consortium approach to constructing, owning and operating undersea cable systems is becoming far less effective as:

    - carriers increasingly view significant long term capital investments in capacity to be a suboptimal utilization of resources;

    - deregulation of international telecommunications markets leads to direct competition among consortia members for customers;

    - competition from new entrants makes carriers' market share and capacity requirements increasingly difficult to predict;

    - the rapid pace of technological change creates difficulties in the ability of carriers to accurately forecast the growth of telecommunications traffic; and

    - the complex management structure of consortia systems renders these systems increasingly less effective in responding to rapid market changes.

    We believe that telecommunications service providers have become increasingly receptive to the advantages of independent, privately-owned cable systems. In connection with the marketing of capacity on the FLAG Telecom network, carriers have responded positively to our ability to offer:

    - capacity as and when needed without the incurrence of significant initial capital investments;

    - a wide range of capacity purchasing options appealing to both established carriers and new market entrants; and

    - state-of-the-art system quality combined with cost-effective high quality operations, administration and maintenance support.

OUR BUSINESS STRATEGY

    Our goal is to establish FLAG Telecom as the leading global carriers' carrier by offering a wide range of cost-effective, capacity use options and wholesale products and services across our own global network. The principal elements of our business strategy to achieve these objectives include:

    PURSUING A FLEXIBLE APPROACH TO DEVELOPING OUR NETWORK. We have adopted a flexible approach to the development and expansion of the FLAG Telecom network. We developed the FLAG Europe-Asia cable system independently, and have joined with GTS TransAtlantic to construct the FLAG Atlantic-1 cable system. We have also established alliances with other facilities-based bandwidth capacity providers that provide us with intra-European connectivity to many of the largest cities in Europe. We expect that the strong regional ties of our marketing and sales team will greatly enhance our ability to identify appropriate opportunities for, and to enter into, other such strategic alliances. We believe that this flexible approach allows us to benefit from the strengths of our partners, while also reducing the capital expenditures required to develop the leading global carriers' carrier network. It also increases the speed with which we can add new destinations to our network. In the future, we intend to remain flexible as we seek additional opportunities to expand our network. We will consider further opportunities for the development of infrastructure ourselves, for the lease or acquisition of existing infrastructure from third parties and for the provision of additional services. We may also consider the acquisition of other companies with networks complementary to our own. We believe that our approach will enable us to expand our network more rapidly than if we were to adopt a build-only strategy, and to focus on increasing the types and quality of services we offer.

    - BUILDING-OUT OUR OWN INFRASTRUCTURE WHEN ECONOMICALLY ATTRACTIVE. As part of our network expansion strategy, we intend to leverage our experience in constructing the FLAG Europe-Asia cable system on time and within budget to build out our network infrastructure to reach as many of the world's major business destinations as possible when economically advantageous opportunities exist to do so. We believe owning network infrastructure offers significant competitive advantages in the global carriers' carrier market because it (1) secures end-to-end control of both capacity and cost structure and (2) provides access to low unit costs. Through our FLAG Europe-Asia cable system, which is the largest independent privately-owned digital fiberoptic undersea cable system in the world with approximately 28,000 kilometers of operational fiber, we have 16 operational landings in 13 countries. Upon completion of our 12,000 kilometer FLAG Atlantic-1 cable system, we will be able to offer highly reliable, low unit cost city-to-city links between London and Paris and New York. In 1999, we added two new landing stations, in Saudi Arabia and Jordan, to our FLAG Telecom network. We also intend to add additional countries to the FLAG Telecom network over time.

    - OFFERING CITY-TO-CITY CONNECTIVITY. We will pursue multiple approaches to obtaining city-to-city connectivity to increase the attractiveness of the FLAG Telecom network and to meet increasing customer demand for connectivity into the cities our customers and prospective customers serve. We expect to acquire and package terrestrial capacity we obtain from third parties. We intend to acquire dark fiber capacity on cables laid by third parties. We also intend to build our own terrestrial networks in key markets as they deregulate and when cost-effective opportunities exist. We have designed the FLAG Atlantic-1 cable system with a city-to-city architecture using terrestrial capacity which FLAG Atlantic Limited will own and operate. In connection with our introduction of managed bandwidth services on our London-to-Madrid route, we have entered into arrangements to lease terrestrial capacity in the United Kingdom and Spain. We also have entered into collaborative arrangements with facilities-based managed bandwidth capacity providers pursuant to which we have acquired access to intra-European capacity and connectivity. Through this combined approach, we expect to be able to provide our customers with international city-to-city connectivity through the FLAG Telecom network at prices significantly lower than if such customers had attempted to gain connectivity by separately purchasing required terrestrial capacity.

    PROVIDING A DIVERSE SET OF WHOLESALE AND BUNDLED PRODUCTS AND SERVICES TO MEET THE NEEDS OF OUR CUSTOMERS. We intend to capitalize on the expanding customer base for telecommunications services resulting from deregulation and technological advances. We have developed and intend to introduce a diverse set of traditional carrier, wholesale and bundled products and services designed to meet the varying needs of a wide range of established and emerging telecommunications carriers and Internet service providers. Our traditional carrier service offerings include "lifetime of system" right-of-use products, with which operators have traditionally built their networks, and services designed to assist carriers in managing their network capacity needs in a flexible way, such as through our global portability program which permits carriers to move purchased bandwidth around the FLAG Europe-Asia cable system on an as needed basis. We are offering purchasers of capacity on the FLAG Atlantic-1 cable system a range of staged capacity delivery options and optical wavelength services. In the area of wholesale services, we initially will offer our customers managed bandwidth services which will permit them to lease international connectivity for one, three or five year terms on a fully redundant, point-to-point basis. This connectivity can be offered either city-to-city, between our existing points of presence, or from customer site-to-customer site. We currently offer these services on our London-to-Madrid route and expect to extend these service offerings to other service routes during the next 12 to 18 months. We will also offer point-to-point IP services using high-speed routers and IP transit services to provide a connection to the Internet. As part of our bundled service offerings, we expect to bundle capacity between the FLAG Europe-Asia cable system and the FLAG Atlantic-1 cable system to provide, for example, connections between the Middle East and the United States. We also intend to continue to evaluate opportunities to develop additional value added services within our wholesale product and service offerings.

    FOCUSING ON THE NEEDS OF THE INTERNET COMMUNITY. We intend to capitalize on the significant growth in the use of the Internet in recent years by focusing on the specialized needs of Internet service providers, the fastest growing segment of the telecommunications industry. Internet service providers, which are subject to demands by their customers to move data from one part of the world to another extremely quickly, often do not have the resources necessary to manage the purchase of pure "raw" bandwidth. As a result, they typically seek telecommunications service providers which are capable of providing end-to-end services and guaranteed performance levels. We are developing a broad range of managed, city-to-city services, including a range of IP services, designed to meet the needs of these customers. We intend to deliver these services over our own IP-based network infrastructure.

    EMPLOYING A FLEXIBLE AND COMPREHENSIVE FINANCING PLAN. We intend to continue to follow the flexible and successful approach to financing our infrastructure extension and product development that we have employed in connection with the FLAG Europe-Asia cable system and the FLAG Atlantic-1 cable system. We financed the construction of the FLAG Europe-Asia cable system on a project finance basis through borrowings and equity contributions. We also are financing the construction of the FLAG Atlantic-1 cable system on a project finance basis, in collaboration with our joint venture partner, through borrowings under FLAG Atlantic Limited's existing credit facility, equity contributions to be made by us and our joint venture partner and advance capacity sales, in excess of $750 million of which have already been committed. We expect that a significant portion of our wholesale product development initiatives will be vendor financed. We anticipate that other extensions of our infrastructure will be financed on a project finance basis and we may partner with regional service providers in connection with some of these projects.

OUR PRODUCTS AND SERVICES

    We offer a variety of traditional telecommunications capacity products and services to our existing customers and have taken steps to expand the range of products and services which we intend to make available in the future. Originally, our products and services were primarily tailored to the needs of the traditional carriers which continue to form the bulk of our existing customer base. We have also begun to offer managed and other value-added services and intend to expand the range of these services. By doing so, we have attracted, and intend to continue to attract, an expanded range of customers, including resellers, Internet service providers and systems integrators. Our four main product groups are described below.

    TRADITIONAL CARRIER SERVICES. Through the FLAG Europe-Asia cable system, we offer competitively priced, point-to-point connectivity, often purchased on a lifetime right-of-use basis. Presently, our customers can purchase the right to connect between any of our sixteen landing points in China, India, Korea, Hong Kong, Thailand, Malaysia, Japan, Egypt, Saudi Arabia, Jordan, the United Arab Emirates, Italy, Spain and the United Kingdom. Once FLAG Atlantic-1 begins commercial operations, our customers will also be able to connect to the points of presence which FLAG Atlantic-1 is scheduled to maintain in New York, London and Paris. We have already begun selling capacity on the FLAG Atlantic-1 cable system, with service expected to commence in the first quarter of 2001. If a customer requires connectivity between any of our landing points (or points of presence) and a market not currently on the FLAG Europe-Asia cable system, we can often arrange connectivity by bundling our network capacity with other systems. We recently entered into an agreement with a facilities-based bandwidth capacity provider that allows our customers to connect to city-center locations in London, Paris, Brussels, Frankfurt, Amsterdam, Berlin, Zurich, Milan and several other major European metropolitan areas.

    We believe our customers are finding it increasingly difficult to predict their future needs for bandwidth capacity. We have responded by offering our customers products that help them manage their network capacity in a flexible way. For example, our global portability program allows customers to purchase bandwidth capacity on one segment of the FLAG Europe-Asia cable system and then to move the purchased capacity to another segment of the FLAG Europe-Asia cable system on an as needed basis.

    Capacity leases are another means by which we offer our customers flexibility. While most of our customers have tended to purchase capacity for the entire life of the relevant system, many of our customers and potential customers have expressed an interest in shorter-term arrangements to help them manage demand uncertainty. To meet these needs, we offer capacity leases with terms ranging from a few months to as long as five years. These customers can convert a capacity lease into a lifetime right-of-use at any time during the term of the lease on payment of a conversion charge.

    Our "drop & insert" product also offers flexibility to the customers of the FLAG Europe-Asia cable system. This product allows our customers to take a single STM-1 circuit and drop traffic off at multiple locations along the FLAG Europe-Asia cable system route. (One STM-1 unit carries 155,500 kilobits per second of capacity.) By offering a United Kingdom-Japan circuit with drop-off points in the Middle East and Asia, we can offer a product that cannot be replicated by routing traffic between the United Kingdom and Japan through the United States (the most cost-effective way to route traffic between the United Kingdom and Japan). We believe this flexibility strengthens our market position in the Europe-Asia long haul market.

    FLAG ATLANTIC-1 SERVICES. With an upgradeable capacity of up to 2.4 terabits on a fully redundant basis, the FLAG Atlantic-1 cable system is designed to have the highest maximum capacity of any transoceanic system ever constructed. The range of products offered on the FLAG Atlantic-1 cable system is intended to take advantage of this high capacity. We offer packages of circuits with delivery staged over time; this allows our customers' capacity to grow in time with anticipated demand growth. We also offer optical wavelength services which are designed to support the trend in Internet architecture towards connecting traffic transmitted on one fiberoptic system to another fiberoptic system through high speed routers directly over fiber (which is sometimes referred to as IP over DWDM). This eliminates the need to route the traffic through slower intermediate protocol layers and switches. This product is designed to appeal to top tier Internet service providers, as well as established carriers. We believe that the FLAG Atlantic-1 cable system will be the first submarine cable network in the world to offer optical wavelength services. We are also marketing, and have sold, fiber pair services to major global carriers that seek substantial amounts of bandwidth capacity at low unit costs. By acquiring all of the capacity on a fiber pair, a customer can obtain up to 800 gigabits per second (structured as 2 X 400 gigabits per second) of capacity.

    WHOLESALE SERVICES. We have designed our wholesale services with a focus on the needs of resellers, Internet service providers, systems integrators and emerging carriers. Our goal is to develop IP capabilities that allow connectivity on a city-to-city basis. Presently, we are providing managed bandwidth services between London and Madrid. We intend to provide these services, as well as IP services between additional major cities (including Tokyo and New York), over the next 12 to 18 months. Our managed bandwidth services offer our customers fully protected, point-to-point connectivity between our own city-center points of presence or from customer site-to-customer site. We offer service level guarantees as a part of this product. Our IP point-to-point services are similar to the managed bandwidth services, except that we will provide the interface through our own high-speed routers. This product is designed for use by customers that use voice-over-IP services, which require service quality that is higher than that which typically is possible over the Internet. Our IP transit services provide high speed connections to the Internet. We are also evaluating opportunities to launch additional wholesale services in the next 12 to 24 months. Among the possible services we are considering is a voice-over-IP service.

    BUNDLED SERVICES. Our bundled services are designed to maximize the combined benefits of the FLAG Europe-Asia cable system and the FLAG Atlantic-1 cable system by offering services that combine the two systems and allow us to package our own network capacity with that of other providers to extend our network reach. One of our initial bundled products is "Middle East Direct" which will provide direct connectivity from Middle Eastern markets to the United States. We have also introduced European leased capacity which extends our connectivity into key European cities.

    We offer transmission capacity on the various portions of the FLAG Telecom network in the units listed below:

                                                                    EUROPEAN TERRESTRIAL
                                       TRANSMISSION   EUROPE-ASIA       CONNECTIONS        FLAG ATLANTIC-1
PRODUCT                                   SPEED          CABLE          AVAILABILITY           CABLE*
-------                                ------------   -----------   --------------------   ---------------
E1                                     2 Mbps              X                 X
DS3                                    45 Mbps             X                 X
STM-1                                  155 Mbps            X                 X                    X
STM-4                                  620 Mbps            X                 X                    X
STM-16                                 2.5 Gbps                                                   X
STM-64                                 10 Gbps                                                    X
Optical wavelength                     10 Gbps                                                    X
Fiber Pair                             10-400 Gbps                                                X

    (*) Currently available for future delivery only.

OUR COMPETITIVE ADVANTAGES.

    We believe we have several competitive advantages that will facilitate the achievement of our business goals. These competitive advantages include:

    WE HAVE AN EXTENSIVE EXISTING NETWORK AND CUSTOMER BASE. We currently operate the largest independent, privately-owned fiberoptic submarine cable network in the world. We have an established customer base of approximately 90 customers, many of whom are among the world's leading telecommunications and Internet companies, including 17 of the top 20 international carriers based on traffic volume. We have established a global organization with coverage in most of the world's largest telecommunications markets. We have regional sales and customer support offices in the Americas (New York), Europe (London), the Middle East (United Arab Emirates) and Asia/Pacific (Hong Kong) and local sales and customer support offices in Spain, India, China and Japan. We also have network operations centers in the United Arab Emirates and the United Kingdom through which we monitor the operations of, and can provide maintenance and repairs to, the FLAG Telecom network, 365 days per year, 24 hours per day. We believe this existing network organizational infrastructure and customer base will significantly facilitate our sales of additional capacity and our introduction of additional product and service offerings.

    WE FOLLOW A FLEXIBLE MARKET-BASED STRATEGY. We have implemented a market-based pricing strategy for our products and services. In order to maintain market-based pricing, we analyze, among other things, currently available alternatives for carriers along segments on our cable and terrestrial systems. We provide carriers with predictability in standby maintenance and repair charges by offering fixed prices for standby maintenance over the life of purchased capacity, subject to certain inflation adjustments. This feature differs from club cable maintenance charges which vary based on the capacity share of the actual maintenance expenses incurred in a particular period. We have also developed flexible payment terms and short-term commitment arrangements, such as leases and lease to buy contracts, which are attractive to emerging carriers facing uncertainty with respect to growth patterns of their traffic and potential regulatory obstacles. We have developed a global portability program option that allows carriers to change segments within a cable system as often as they wish. We have also developed a "drop & insert" feature for our STM-1 product that allows customer to drop-off traffic for long haul circuits at various intermediate points on our network. We believe our flexible market-based approach enables us to be highly responsive to the individual requirements of our customers.

    OUR NETWORK IS SECURE AND RELIABLE. We have made a substantial investment in protecting our fiberoptic systems with advanced submarine cable burial and armoring techniques, as well as redundancy at our terrestrial crossings. We have installed hardware and software and contracted for alternative routes to restore service to our customers in the event of a break or failure in the FLAG Europe-Asia cable system and have built similar features into the design of our FLAG Atlantic-1 cable system. Our restoration plan is a combination of an in-system restoration plan, where parallel routing is available within the FLAG Europe-Asia cable system and the FLAG Atlantic-1 cable system, and an out-of-system restoration plan created in part by reciprocal arrangements with other providers. We continuously monitor and maintain control of our systems on a 24-hour basis through the FLAG Telecom network operations centers and our restoration plans permit prompt alternate routing in the event of a break or fault.

    WE PROVIDE SUPERIOR CUSTOMER SERVICE. We have developed a customer care approach focused on providing quality, reliability and consistency of customer support. Through the FLAG Telecom network operations centers, we are able to provide circuit activation and transmission capacity within hours of a customer's determination to use our products and services. We have regionally based sales personnel who are available to provide ongoing support to our present and prospective customers on operational and product issues. We utilize marketing studies to track the rapid changes in the telecommunications markets in order to identify customers' needs and changing preferences. Our marketing and sales personnel and those of GTS Transatlantic, our joint venture partner in the FLAG Atlantic-1 cable system, which will co-market products and services for the FLAG Atlantic-1 cable system, will seek to maintain ongoing communication with customers and market sources in order to adapt pricing and product structures to changed conditions and changed competitive pressures. We believe the fact that over half of our original 62 customers have made multiple purchases from us is indicative of the success of this approach to customer service.

    OUR MANAGEMENT TEAM HAS SIGNIFICANT INDUSTRY EXPERIENCE AND REGIONAL EXPERTISE. Our management team has a proven track record. We constructed the FLAG Europe-Asia cable system on time and within budget. We have assembled and will continue to build a strong management team comprised of executives and key employees with extensive operating experience in the global telecommunications industry and significant project management and international commercial experience. We have a network of senior executives and senior advisors who are based in the regions for which they have management responsibility and who have acquired much of their professional experience in these regions. We believe that as a result of this emphasis on both industry experience and regional expertise, our management team:

    - has developed a better understanding of customers' needs in the regions it serves;

    - is better able to anticipate and react to developments in these regions, such as deregulation, that may impact our network and future expansion plans; and

    - can more effectively implement our business initiatives as a result of the regional contacts it has established and its enhanced understanding of local cultural, political and legal matters.

THE FLAG TELECOM NETWORK

    We have adopted a flexible approach to the development and expansion of the FLAG Telecom network. We developed the FLAG Europe-Asia cable system independently and have joined with GTS TransAtlantic to construct the FLAG Atlantic-1 cable system. We have also established alliances with other facilities-based bandwidth capacity providers that provide us with intra-European connectivity to many of the largest cities in Europe. We believe that our approach allows us to benefit from the strengths of our partners, while also reducing the capital expenditures required to develop the leading global carriers' carrier network. In the future, we intend to remain flexible as we seek additional opportunities to expand our network. Our present plans call for the establishment of additional points of presence in major metropolitan areas, as well as the addition of IP network capabilities that will allow us to offer high value-added services. We recently announced plans to begin the construction of a new trans-Pacific cable project that would link the telecommunications markets of the United States and Japan. We have commissioned a study of potential routes for the proposed trans-Pacific cable. Based on this study, we have identified several potential cable landing station sites in Japan, Canada and the United States. We recently entered into a supply agreement for the construction of the subsea portion of the proposed cable project. We cannot assure you, however, that we will pursue the construction of the trans-Pacific cable system or that we will successfully complete the project. We will consider further opportunities for the development of infrastructure ourselves, for the lease or acquisition of existing infrastructure from third parties and for the provision of additional services. We believe that our flexible approach will significantly facilitate our efforts to expand our existing network into the leading global private carriers' carrier network. In contrast to some of our competitors which are attempting to develop their global networks exclusively on an independent basis, we believe that our approach will enable us to expand our network more rapidly and to focus on increasing the types and quality of services we offer.

    THE FLAG EUROPE-ASIA CABLE SYSTEM

    The FLAG Europe-Asia cable system consists of approximately 28,000 kilometers of undersea digital fiberoptic cable with a 580-kilometer dual land crossing in Egypt and a 450-kilometer dual land crossing in Thailand. The FLAG Europe-Asia cable system connects with communication networks in the United Kingdom, Spain, Italy, Egypt, Jordan, Saudi Arabia, the United Arab Emirates, India, Malaysia, Thailand, Hong Kong, China, Korea and Japan.

    We offer capacity for digital transmission over the FLAG Europe-Asia cable system. Typically, each party that purchased capacity on the FLAG Europe-Asia cable system prior to September 1998 became a signatory to the construction and maintenance agreement relating to the FLAG Europe-Asia cable system. This agreement sets forth the rights and obligations of FLAG Limited, the landing parties and these other signatories with respect to the ownership, operation, maintenance and expansion of the FLAG Europe-Asia cable system. Commencing in late 1998, we began leasing capacity and selling capacity on a right of use basis.

    The FLAG Europe-Asia cable system employs the most advanced technology available and proven in commercial installations at the date of construction of the FLAG Europe-Asia cable system. The aggregate system capacity is 10 gigabits per second transmitting on two fiber pairs. The FLAG Europe-Asia cable system incorporates synchronous digital hierarchy, which is the current international standard for digital transmission and management. Proven designs for an ocean cable are incorporated into the FLAG Europe-Asia cable system including passive branching units, non-zero dispersion shifted fibers and fully redundant laser pumps in the optical amplifiers which are located at intervals of approximately 80 kilometers along the undersea route. Expansion of the transmission capacity of the segments of the FLAG Europe-Asia cable system can be accomplished by employing additional light sources using the wavelength division multiplexing technique of operating at more than one wavelength. This enhancement can be added by system modifications at one or more landing stations and without modification of the submerged portion of the FLAG Europe-Asia cable system. The transmission capacity of the segments of the FLAG

Europe-Asia cable system is upgradeable to between 20 and 40 gigabits per second depending on the location of the segment.

    SYSTEM EXPANSIONS. We have expanded the FLAG Europe-Asia cable system from its original system design to include landing stations in China, Japan, Saudi Arabia and Jordan. We completed additional landing stations in China and Japan prior to putting the FLAG Europe-Asia cable system in operation in 1997. We completed the landing stations in Saudi Arabia and Jordan in July 1999. As part of our efforts to extend our network, we are actively evaluating a number of potential expansions to the FLAG Europe-Asia cable system.

    LANDING PARTIES. In order for the FLAG Europe-Asia cable system to be accessible to carriers, it comes ashore in various countries along the FLAG Europe-Asia route and connects with domestic cable systems and other submarine cable systems at landing stations in the countries where the cable lands. Our landing parties have agreed to provide and to maintain in operation the landing stations and the terrestrial portion of the FLAG Europe-Asia cable system. Landing parties recover landing station capital and maintenance costs through "right of use" charges and annual maintenance charges that are borne by carriers entering the FLAG Europe-Asia cable system at that landing station. We reimburse each landing party for the cost of maintaining the terrestrial portion of the FLAG Europe-Asia cable system. Set forth below are the landing parties for the FLAG Europe-Asia cable system:

COUNTRY                    LANDING PARTY
-------                    -------------
United Kingdom...........  Cable & Wireless Communications
Spain....................  Telefonica de Espana
Italy....................  Telecom Italia
Egypt....................  Telecom Egypt
Jordan...................  Jordan Telecommunications
Saudi Arabia.............  Saudi Telecom
United Arab Emirates.....  Etisalat
India....................  VSNL
Malaysia.................  Telekom Malaysia
Thailand.................  The Communications Authority of Thailand
China....................  China Telecom Cable & Wireless HKT International
Korea....................  Korea Telecom
Japan....................  IDC KDD

    CAPACITY SALES. Each user of capacity on the FLAG Europe-Asia cable system enters into an agreement with us to acquire capacity. We entered into agreements to acquire capacity with 62 carriers prior to commencement of service of the FLAG Europe-Asia cable system. We now have approximately 90 customers.

    CONSTRUCTION AND MAINTENANCE. The construction and maintenance agreement for the FLAG Europe-Asia cable system governs use of the capacity and the rights and obligations of the landing parties, purchasers of capacity who have become signatories to the construction and maintenance agreement and FLAG Limited. Under the construction and maintenance agreement, we are responsible for arranging maintenance for the submarine portion of the FLAG Europe-Asia cable system. The construction and maintenance agreement also restricts us from selling, leasing or directly providing capacity to any entity which is not authorized or permitted under the laws of its country to acquire and use facilities for the provision of international telecommunication services. Each signatory to the construction and maintenance agreement correspondingly agrees that it will not sell or transfer capacity to third parties, with certain exceptions relating to transfers to affiliates, transfers to other carriers in a signatory's country and transfers to which we consent. The construction and maintenance agreement gives limited rights to vote to the signatories; for example, the unanimous vote of the signatories is required to add a new landing station to the FLAG Europe-Asia cable system. System enhancements which are approved by the signatories must be paid for by the signatories and us in relation to capacity on the affected segment. At September 30, 1999, there were 75 signatories to the construction and maintenance agreement.

    OPERATION AND MAINTENANCE. The FLAG Europe-Asia cable system is designed to provide service continuity at a standard of 99.999% availability (exclusive of cable cuts) and to ensure error-free service throughout a design life of 25 years. During the period from its inception to December 31, 1999 the FLAG Europe-Asia cable system's actual availability was 99.994%. The FLAG Europe-Asia cable system performance has met or exceeded relevant International Telecommunications Union recommendations consistently throughout the entire system since it went into commercial service. The FLAG Europe-Asia cable system is controlled by the FLAG Telecom network operations center in Fujairah, U.A.E., which is responsible for system-wide surveillance, proactive maintenance, coordination of maintenance and repair operations, circuit activation and assignment and configuration of the transmission equipment 24 hours a day, 365 days a year. Most other submarine cable systems maintain monitoring services at their landing stations and do not maintain full-time, around-the-clock surveillance. The FLAG Telecom network operations center has the capability of a system-wide view of all network elements in the FLAG Europe-Asia cable system through its integrated transport management (ITM2000) system. The ITM2000 performs real-time surveillance and control of the FLAG Europe-Asia cable system including provisioning and restoration at each of the landing stations. We believe that the FLAG Telecom network operations center, which is an innovation in system maintenance of undersea cables, and the hardware and software installed by FLAG Telecom provide a higher standard of service and continuity than can be met by other international cable systems. Given the importance of redundancy within the telecommunications industry, we established a backup FLAG Telecom network operations center in a location near Heathrow, United Kingdom in 1998.

    We have entered into four zone agreements which provide maintenance services from the United Kingdom to Gibraltar in the Mediterranean; from Gibraltar to Djibouti at the entry to the Red Sea; from India to a point south of Okinawa; and in the Pacific Ocean north of 25 DEG. latitude. Maintenance zone agreements are cooperative standby agreements among all cable operators in major ocean areas to share the expense of assuring constant availability of cable ships capable of providing repairs to undersea cables. In addition, we have entered into a bilateral agreement for maintenance of the area from the Red Sea to a point south of India. We have entered into this agreement to facilitate more rapid repairs than would be possible under a zone agreement whose area includes the area covered by the bilateral agreement.

    FACILITY RESTORATION PLAN. We have developed a comprehensive restoration plan for the entire FLAG Europe-Asia cable system to arrange the availability of alternative routing of traffic in the event of an outage in transmission. Although the undersea cable is protected by means of burial and armoring, the cable is nonetheless susceptible to damage from fishing activities, ships and the elements. We developed the restoration plan on two levels. In-system restoration routes traffic around faulty equipment or a system break where parallel routing is available as part of the FLAG Europe-Asia cable system; for example, on the dual terrestrial crossings in Egypt and Thailand or the temporary outage of one fiber pair. Out-of-system restoration routes traffic to alternative systems in accordance with predetermined plans and arrangements with operators of other cables, land lines and satellites. All segments of the FLAG Europe-Asia cable system are covered by restoration alternatives using fiberoptic cable which is laid undersea or on land except that restoration from Italy to Malaysia is, in part, currently provided by a satellite link. Since restoration over another cable is preferable in order to maintain consistency of service quality, we are arranging with Sea MeWe3 (SMW3) for restoration with respect to the link from Italy to Malaysia. While we undertake to arrange restoration capacity for our customers, we have no obligation to provide restoration to our customers on the FLAG Europe-Asia cable system. Each customer decides whether to accept the restoration plan offered by us, and the customers accepting restoration capacity must share and reimburse us for the associated charges.

    THE FLAG ATLANTIC-1 JOINT VENTURE

    We are developing the FLAG Atlantic-1 cable system under a 50/50 joint venture between GTS TransAtlantic and FLAG Atlantic Holdings. GTS TransAtlantic is a subsidiary of Global Telesystems Group, Inc. FLAG Atlantic Limited will not have its own staff for project management in the development stage or for marketing and operations after completion. Instead, the joint venture is designed to capitalize on each of its shareholders' strengths by dividing the responsibility for managing FLAG Atlantic Limited's activities between FLAG Atlantic Holdings and GTS TransAtlantic.

    RESPONSIBILITIES OF FLAG ATLANTIC HOLDINGS. Under the Further Restated Shareholders Agreement between FLAG Atlantic Holdings and GTS TransAtlantic, FLAG Atlantic Holdings is responsible for managing the construction and implementation of the subsea portion of the FLAG Atlantic-1 cable system, arranging project financing for the project, providing accounting and administrative services and, jointly with GTS TransAtlantic, marketing FLAG Atlantic-1's capacity. Following construction, FLAG Atlantic Holdings will also be responsible for monitoring, maintaining and operating the FLAG Atlantic-1 cable system through our FLAG Telecom network operations center at a location near Heathrow, United Kingdom. In carrying out these responsibilities, FLAG Atlantic Holdings successfully arranged for the $600 million financing under the FLAG Atlantic Limited credit agreement. FLAG Atlantic Holdings was responsible for negotiating the construction contract for the subsea portion of the FLAG Atlantic-1 cable system with Alcatel Submarine Networks. Alcatel Submarine Networks has undertaken to deliver the first loop of the subsea portion of the project in operational service by no later than March 31, 2001. Failure to deliver the system by that time may trigger liquidated damages, the payment of which is to be supported by a bank letter of credit and a performance guarantee provided by Alcatel S.A., Alcatel Submarine Networks' parent company.

    RESPONSIBILITIES OF GTS TRANSATLANTIC. Under the Further Restated Shareholders Agreement, GTS TransAtlantic is responsible for managing the construction (or acquisition), installation, operation and maintenance of the majority of the terrestrial element of the FLAG Atlantic-1 cable system. GTS TransAtlantic will provide a fully operational back-up network operations center in addition to its existing facility in Hoeilaart, Belgium. GTS TransAtlantic is also responsible, jointly with FLAG Atlantic Holdings, for marketing FLAG Atlantic-1's capacity.

    MANAGEMENT OF THE JOINT VENTURE. Control of FLAG Atlantic Limited is evenly shared between GTS TransAtlantic and FLAG Atlantic Holdings. FLAG Atlantic Limited is governed by a board of directors consisting of 14 directors, half of whom are selected by each shareholder. The FLAG Atlantic Limited board of directors has also designated an executive committee which is comprised of four members, half of whom are selected by each shareholder. The executive committee is authorized to act on behalf of the board of directors on all matters except
(1) the declaration and distribution of dividends, (2) the execution of agreements with related parties, having terms exceeding 15 years or imposing liabilities on FLAG Atlantic Limited exceeding $25 million, generally, (3) the initiation or settlement of significant litigation, (4) grants of liens on assets and (5) the appointment and removal of officers. The committee must act by unanimous approval. Except as provided in the following sentences, all board decisions must be supported by a majority of FLAG Atlantic Limited's directors who are present at a board meeting, including at least two directors nominated by each shareholder. In the case of litigation between FLAG Atlantic Limited and a shareholder, however, the directors nominated by the affected shareholder do not have voting rights. In addition, the Further Restated Shareholders Agreement provides that certain decisions, such as new share issues, capital calls, changes to the business plan, and approvals of new shareholders, must be approved directly by both shareholders. As a result of the foregoing, each shareholder maintains significant influence over FLAG Atlantic Limited's operations, activities and strategy, since virtually all actions by FLAG Atlantic Limited require the endorsement of both shareholders directly or, where no shareholder approval is required, by at least two directors nominated by each shareholder. Under the Further Restated

Shareholders Agreement, disagreements concerning operational matters (including the selection of suppliers) and pricing issues may be referred to independent experts for binding determination, while deadlocks concerning other matters may be referred to binding arbitration under the rules of the International Chamber of Commerce.

    TRANSFER OF SHARES. Under the Further Restated Shareholders Agreement, the transfer of shares to unaffiliated parties is restricted. In such instances, the non-transferring shareholder enjoys a right of first refusal to acquire the other shareholder's shares in FLAG Atlantic Limited.

    FINANCING.  As of December 31, 1999, FLAG Atlantic Limited had incurred
$82 million of construction related expenses which have been funded with $20 million of proceeds from pre-sales and $62 million of construction loans provided under a credit facility arranged by Barclays Bank plc under a credit agreement among FLAG Atlantic Limited, Barclays, as administrative agent, and the lenders party thereto. An additional $513 million of construction loans and $25 million of revolving loans remain available to be drawn under this credit facility. The construction loans convert to term loans once the FLAG Atlantic-1 cable system is ready for service (and certain other conditions are satisfied), with quarterly principal installments and a final maturity date of April 30, 2007. The revolving credit facility is available to be drawn through April 2006, and must be repaid by April 30, 2007. This senior debt has been provided on a project finance basis, with recourse limited to a pledge of the shares in FLAG Atlantic Limited, a security interest over all of the contract rights and other assets of FLAG Atlantic Limited and its subsidiaries, a commitment by each of FLAG Atlantic Holdings and GTS TransAtlantic to provide a $100 million capital contribution no later than October 31, 2000 (which, in the case of FLAG Atlantic Holdings, will be financed with a portion of the proceeds from the initial public offering which will be segregated for these purposes), and a commitment by each of FLAG Atlantic Holdings and GTS TransAtlantic to purchase (or arrange for the purchase of) capacity from FLAG Atlantic-1, the proceeds of which are to be used to fund a portion of FLAG Atlantic Limited's construction costs. FLAG Atlantic Holdings has fulfilled this commitment by arranging for the purchase of over $100 million in capacity by various entities. GTS TransAtlantic has also agreed to purchase capacity from FLAG Atlantic Limited. In the event that the FLAG Atlantic-1 cable system does not go into service by December 31, 2001, some of FLAG Atlantic Limited's customers may cancel their existing contracts for the purchase of capacity.

    CABLE DESIGN. The FLAG Atlantic-1 cable system will use a six fiber pair configuration using multiple wavelengths, each with a capacity of 10 gigabits per second up to a maximum of 40 wavelengths per fiber. The FLAG Atlantic-1 cable system is designed to have an initial fully redundant capacity of at least 160 gigabits per second, with potential for future upgrade to 2.4 terabits of redundant capacity, more than 15 times the maximum capacity of the most advanced cable in service on the Atlantic route today. The system will consist of a self-healing ring comprised of two trans-Atlantic cables, one spanning from Porthcurno in the United Kingdom to the north shore of Long Island, New York, the other from northern France to the south shore of Long Island. The system's European landing points will be connected to city centers in London and Paris. The European city centers will be connected to one another via a fiber ring including two English Channel crossings. The landing points in Long Island will connect to two telecommunication centers in New York City, which will connect to each other via a fiber ring. The system's design is intended to permit seamless interconnection with the FLAG Europe-Asia cable system (via the landing station in Porthcurno) and with other existing European city-to-city networks in London and Paris. The FLAG Atlantic-1 cable system will use company owned landing stations and city center connection points. Alcatel Submarine Networks has contracted to complete fully the cable system by June 30, 2001. The FLAG Atlantic-1 cable system will be controlled by the FLAG Telecom network operations center in the United Kingdom which will be responsible for system-wide surveillance, proactive maintenance, coordination of maintenance and repair operations, circuit activation, assignment and configuration of the transmission equipment and general network administration such as legal and billing. The network operations centers of GTS TransAtlantic located in Hoeilaart and Brussels will provide back-up maintenance and repair services to the FLAG Atlantic-1 cable system and will manage the terrestrial DWDM equipment for the system.

    TERRESTRIAL CONNECTIONS

    In connection with our introduction of managed bandwidth services on our London-to-Madrid route, we have entered into arrangements to lease terrestrial capacity in the United Kingdom and Spain. In order to extend the reach of the FLAG Telecom network, we have entered into arrangements with other telecommunications services providers to bundle our network capacity with their systems. We recently entered into an agreement with a facilities-based bandwidth capacity provider that allows our customers to connect to city-center locations in London, Paris, Brussels, Frankfurt, Amsterdam, Berlin, Zurich, Milan and several other major European metropolitan areas.

MARKETING AND SALES

    We market our network capacity and telecommunications products and services globally through a sales force of 29 people located in the following offices:

    - regional sales offices in the United States (New York), the United Kingdom (London), United Arab Emirates (Dubai) and China (Hong Kong);

    - local sales offices in Spain (Madrid), India (Delhi), China (Beijing) and Japan (Tokyo); and

    - representatives in Belgium, Greece, Hungary, Italy and Singapore.

    Each of our sales offices is led by a team of senior sales representatives or advisors who are based locally in the region. Our marketing and sales team has extensive experience in the telecommunications industry and the carriers' carrier sector and has very strong ties to the regions in which our offices are located. Prior to joining us, members of our marketing and sales team held key management positions within organizations such as Global One, Sprint International, Ameritech International, IBM Corporation, MCI International (Japan) Co., Ltd., Telstra, Palestine Telecom Corporation (PALTEL), Emirates Telecommunications Corporation (Etisalat), o.tel.o Communications/Vebacom, British Telecom and Singapore Telecom. Our marketing and sales representatives each have an average of 19 years of telecom experience.

    Our regional and local offices are our primary points of customer contact. The sales representatives in these offices are responsible for promoting regional sales, providing customer information, facilitating customer purchases on our network and ensuring customer satisfaction. To enhance this regional focus to our marketing and sales efforts, and to address the special needs of our global customers, we have also adopted a global customer support strategy. This strategy is designed to provide multiple points of contact and support for our customers in the FLAG Telecom organization, at both the regional and senior executive level, so that we can efficiently and conveniently meet the global telecommunications needs of these customers. Our senior management, including our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President of Strategy and Marketing participate in such strategic sales relationships.

    We reinforce our brand visibility through a variety of marketing campaigns, participation in key industry and user group conferences, such as the Pacific Telecom Conference and the International Telecommunications Union global telecom conferences, speaking engagements, press conferences, promotional campaigns and end-user awareness programs. In addition, we intend to sponsor customer forums on a regional and global basis to meet with customers and to have customers meet with each other.

    We are committed to an ongoing market review in order to determine the alternative costs and structures available to carriers and other telecommunications companies for capacity and products and services competitive to FLAG Telecom with a view to price adjustments and incentive discounts which will attract carriers and other telecommunications companies to the FLAG Telecom network.

OUR CUSTOMERS

    Our top 50 customers are the telecommunications and Internet companies listed below. These customers have accounted for approximately 95% of our revenues to date.

THE AMERICAS         EUROPE            ASIA/PACIFIC           MIDDLE EAST/AFRICA
------------  --------------------  ------------------  ------------------------------
AT&T          Belgacom (Belgium)    Cable & Wireless    Batelco (Bahrain)
Axistel       British Telecom       HKT International   Etisalat (UAE)
Infonet       C&W (UK)              China Telecom       General Telecom Org. of Oman
MCI WorldCom  Deutsche Telekom      Chunghwa Telecom    Golden Lines (Israel)
PSINet        Infostrada (Italy)    (Taiwan)            Jordan Telecommunications
Sprint        KPN (The              Communications      Ministry of Communications
Teleglobe     Netherlands)          Authority of        (Kuwait)
Viatel        MATAV (Hungary)       Thailand            Office of National Posts &
              OTE (Greece)          DACOM (Korea)       Telecoms (Morocco)
              Rostelcom (Russia)    IDC (Japan)         Qatar Public Telecom. Corp.
              Swisscom              KDD (Japan)         Saudi Telecom
              Telecom Italia        Korea Telecom       Syrian Telecommunications
              Telefonica de Espana  NTT (Japan)         Establishment
              Telia (Sweden)        ONSE Telecom        Telecom Egypt
              TPSA (Poland)         (Korea)             Telecommunications Co. of Iran
              UKRTELECOM (Ukraine)  Optus (Australia)   Telkom S.A. (South Africa)
                                    Telecom Malaysia    Turk Telekomunikayon
                                    VSNL (India)

OUR COMPETITION

    As a global carriers' carrier, we compete in a wide variety of different geographic markets, in each of which we face and expect in the future to face specific regional competitors. We also compete against a small number of other carriers' carriers that aspire to build global networks. We compete or expect to compete in six key markets:

    - global services;

    - trans-Atlantic services;

    - intra-European services;

    - Middle Eastern services;

    - Asia/Pacific regional transit services; and

    - Europe-Asia long haul services.

    GLOBAL SERVICES COMPETITORS

    A number of companies are presently engaged in building global carriers' carrier networks. We believe that because of the high cost of building truly global networks this is a market in which there will always be a limited number of players.

    Two other companies at present propose to build global carriers' carrier networks: Global Crossing and Level 3 Communications. Global Crossing is a Bermuda based telecommunications company which currently has three operational cable systems: Atlantic-Crossing-1 (AC-1), Pacific-Crossing (PC-1) and Pan-European Crossing (PEC). Global Crossing is currently building a number of other systems covering Asia (Asia Global Crossing) and Latin America (SAC, MAC and PAC). We believe we compete with Global Crossing on quality, as well as on the coverage and cost effectiveness of our network. Level 3 Communications currently operates a United States city-to-city cable network based on company-owned infrastructure and is building a European city-to-city network. Level 3 Communications has announced the construction of a single, high capacity cable cross the Atlantic Ocean. Level 3 has made investments in a trans-Pacific cable system (US-Japan) in addition to its own facilities.

    Over time, as we develop our wholesale services offerings, we expect to compete with major global telecommunications operators such as MCI WorldCom and British Telecom/AT&T. These companies primarily focus on offering services to multinational corporations, although they also offer carriers' carrier services. Such companies often participate in consortium cable projects, as well as in private network systems, such as those we own and operate. We also expect to face competition from carriers' carriers and incumbent regional telecommunications providers with respect to our wholesale service offerings.

    In addition, in January 2000, Tyco International Ltd., a manufacturing and service company, announced that its undersea fiber optics business will design, build, operate and maintain its own global undersea fiber optics communications network. Tyco announced that the trans-Atlantic portion of the first phase will be completed and operational by the end of 2001 and the remainder of the first phase, consisting of trans-Pacific and European systems, will be completed and operational by the end of 2002.

    TRANS-ATLANTIC SERVICES COMPETITORS

    We believe our key competitors in the trans-Atlantic services market are as follows:

    - TAT-14--This loop cable system is a consortium system cable sponsored by British Telecom, AT&T and other incumbent telecommunications operators in the United States and Europe. It has a maximum design capacity of 640 gigabits per second. TAT-14 provides services on a coast-to-coast basis. It does not presently provide city-to-city services.

    - LEVEL 3 COMMUNICATIONS--Level 3 Communications is building a single cable system based on IP only technology, running at 1.28 terabits per second. The system provides city-to-city service.

    - GLOBAL CROSSING AC-1--AC-1 is a loop system across the Atlantic. AC-1 is fully operational at 80 gigabits per second and may subsequently be upgraded to 160 gigabits per second. Global Crossing has announced that it will participate in the proposed Level-3 Communications single cable system.

    - HIBERNIA--This is a proposed 1.92 terabits per second system which is sponsored by Worldwide Fiber, a subsidiary of Ledcor Industries, a Canadian mining company. Worldwide Fiber principally offers dark fiber connectivity on terrestrial networks on a carriers' carrier basis in the North American markets.

    INTRA-EUROPEAN SERVICES COMPETITORS

    We believe that the intra-European market will become very competitive in the next 12-18 months as a result of the large number of proposed pan-European operators. At least eight pan-European networks have been announced or commenced operations, including: GTS, BT Farland, MCI WorldCom Ulysses, Alcatel/The Petabit Network, iaxis, Global Crossing PEC, Viatel Circe and KPN/Qwest.

    MIDDLE EASTERN TRANSMISSION SERVICES COMPETITORS

    We expect to compete against two primary competitors in this market:

    - SEA ME WE 3 (SMW3)--This is a consortium cable system that connects the Asia/Pacific region via the Middle East to Western Europe along a similar route to the FLAG Europe-Asia cable system.

      SMW3 was originally planned to be in service in late 1997; however, it was significantly delayed and only recently entered commercial service. SMW3 has an initial capacity of 20 gigabits per second and is upgradeable to 40 gigabits per second. SMW3 has major investors that include many of the incumbent telecommunications operators along its route.

    - SATELLITE--In addition to the SMW3 cable, carriers have the alternative of transmission by satellite, including existing geosynchronous satellites and low earth orbit systems now under construction. In general, satellite service is considered to be of inferior quality, because time delays and echos affect transmission, and service interruptions are more frequent. Furthermore, satellite systems are more expensive to launch and to maintain per circuit and generally have a shorter useful life and less capacity. Nonetheless, there are many communications satellites in geosynchronous orbit which are available to provide service.

    ASIA/PACIFIC REGIONAL TRANSIT COMPETITORS

    At present, two other systems compete in the Asia/Pacific market, SMW3 and APCN. Both are consortium systems.

    - SMW3--In Asia, this system connects from Singapore north through Asia to Japan, and also south to Australia.

    - APCN--This consortium system is an established regional transit system around Asia. Many of the region's traditional operators are participants.

    In addition, several further systems are planned that may come into service between 2001-2003. These include APCN2, backed by incumbent Asian operators, PA-1, backed by NTT and US and European operators, and a system proposed by Global Crossing.

    EUROPE-ASIA LONG HAUL SERVICES COMPETITORS

    We also participate in the Europe-Asia long haul market through the FLAG Europe-Asia cable system. SMW3 is the primary direct competitor along this route. However, we expect the strongest competition in the future to come from an alternative routing from Europe to Asia across the Atlantic Ocean, trans-US, and across the Pacific Ocean to Japan.

REGULATION

    We will, in the ordinary course of development, construction and operation of our fiberoptic cable systems, be required to obtain and maintain various permits, licenses and other authorizations in both the United States and in foreign jurisdictions where our cables land, and we will be subject to applicable telecommunications regulations in such jurisdictions.

    We will be required to obtain numerous permits in connection with the FLAG Atlantic-1 cable system. These permits include:

    US LANDING LICENSE. Under the Act Relating to the Landing and Operation of Submarine Cables in the United States of May 27, 1921 (Cable Landing Act), all submarine cable systems that connect to the United States must obtain a landing license granted by the President of the United States. Presidential authority for such licenses has been delegated to the Federal Communications Commission
(FCC). FLAG Atlantic Limited obtained its landing license to land and operate a private fiber optic submarine cable extending between the United States and the United Kingdom and France on October 1, 1999.

    UK PUBLIC TELECOMMUNICATIONS OPERATOR LICENSE. In November 1999, FLAG Atlantic Limited received a UK Public Telecommunications Operator License permitting it to operate a telecommunications network in the United Kingdom.

    FRENCH ARTICLE L33.1 LICENSE. FLAG Atlantic Limited must obtain this license in order to build and operate a telecommunications network in France. FLAG Atlantic Limited submitted an application in July 1999 and anticipates a license being awarded by September 2000.

    FLAG Atlantic Limited will be required to obtain a substantial number of other permits, mostly relating to local permission to land at the specific landing sites chosen and local permissions to build those segments of FLAG Atlantic-l's terrestrial networks that cannot be obtained on dark fiber leases. FLAG Atlantic Limited is in discussions with all the relevant entities regarding these permits.

    In addition, because we intend to offer wholesale services on a city-to-city basis, we will be required to acquire operator and other licenses and submit notifications in the various jurisdictions in which we intend to offer such services.

    Consistent with the cable landing license issued by the FCC, we plan to operate the FLAG Atlantic-1 cable system on a private or non-common carrier basis. Once the FLAG Atlantic-1 cable system becomes operational, we will be required to pay annnual regulatory fees to the FCC based on certain international circuits sold on the FLAG Atlantic-1 cable system. In addition, if we offer trans-Atlantic services to or from the United States on a common carrier basis we will be subject to additional regulatory and licensing requirements.

    As a result of the January 4, 2000 exchange by Bell Atlantic of its common shares in FLAG Limited for our common shares, we will be deemed an affiliate of Bell Atlantic under the Communications Act of 1934, as amended. As an affiliate of Bell Atlantic, we may be subject to increased regulation by the FCC.

    Specifically, under Section 271 of the Communications Act, neither Bell Atlantic nor any of its affiliates may provide or market long distance telecommunications services originating in a state (in-region state) in which Bell Atlantic is an incumbent provider of local telephone service until the FCC approves an application of Bell Atlantic to provide long distance services originating in that state. Once constructed, the FLAG Atlantic-1 cable system will carry trans-Atlantic long distance traffic that originates in New York, which is a Bell Atlantic in-region state. Bell Atlantic has obtained the necessary regulatory approval from the FCC to provide long distance services originating in New York, effective as of January 3, 2000. As an affiliate of Bell Atlantic, we will be subject to additional regulatory prohibitions on the provision and marketing of trans-Atlantic services via the FLAG Atlantic-1 cable system to prospective cutomers located in the in-region states for which Bell-Atlantic has not obtained necessary regulatory approvals.

EMPLOYEES

    At December 31, 1999, we had approximately 109 full-time employees. We intend to hire additional personnel as we begin commercial operations of the FLAG Atlantic-1 cable system and roll-out new wholesale product and service offerings. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good. In connection with the construction and maintenance of the FLAG Atlantic-1 cable system, we will use third party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

ITEM 2. PROPERTIES

    We maintain executive and administrative offices at Emporium Building, 69 Front Street, Hamilton HM12, Bermuda, where we lease approximately 4,000 square feet of office space. We also lease additional office space for our operations in London, England (10,500 square feet and 2,000 square feet for the backup network operations center), New York City (2,000 square feet), Bangkok (900 square feet), Hong Kong (2,000 square feet), Dubai (8,500 square feet), Fujairah, U.A.E. (5,300 square feet for the network operations center), Delhi (220 square feet), Beijing (650 square feet), Tokyo (1,900 square feet), Madrid (300 square feet) and Rome (2,000 square feet).

ITEM 3. LEGAL PROCEEDINGS

    We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, special meetings of our shareholders were held on October 7, 1999 and October 25, 1999. At the meeting held on October 7, 1999, our shareholders were asked to approve certain matters relating to the development of and financing for our FLAG Atlantic-1 cable system. The matters were approved unanimously by each of our then ten (10) shareholders. At the meeting held on October 25, 1999, our shareholders were asked to consider an increase in the size of our Board of Directors to ten members and the appointment of Messrs. Edward McCormack, Umberto Silvestri and Jonathan Solomon, each to serve until re-elected or his successor is appointed at the next annual general meeting, but with the intention that each would serve a term of two years. The matters were approved unanimously by each of our then ten (10) shareholders. Following the October 25, 1999 meeting, each of Messrs. Andres Bande, Abdul Latif Ghurab, Adnan Omar, Daniel Petri, Lim Lek Suan, Fumio Uehara and Vallobh Vimolvanich continued to serve as our directors. Messrs. Abdul Latif Ghurab, Lim Lek Suan and Fumio Uehara resigned from our Board of Directors upon the completion of our initial public offering.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF OUR COMMON SHARES

    Our common shares began trading on the Nasdaq National Market and the London Stock Exchange under the symbols "FTHL" and "FTL", respectively, on February 11, 2000. The number of record holders of our common shares as of March 24, 2000 was 30, although we believe that there is a larger number of beneficial owners. On March 24, 2000, the last reported sale prices of our common shares on the Nasdaq National Market and the London Stock Exchange were $27.00 and L17.625, respectively.

DIVIDEND POLICY

    We have never declared or paid any dividends on our common shares. Our Board of Directors currently intends to retain any earnings for use in the operation and expansion of our business and does not anticipate paying any dividends on the common shares for the foreseeable future. In the event we change our policy on the payment of dividends, declarations will be subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us or to our shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Our Senior Notes contain restrictions on our ability to pay dividends and the 8 1/4% Senior Notes of FLAG Limited, our subsidiary, restrict the ability of FLAG Limited to pay dividends to us.

RECENT SALES OF UNREGISTERED SECURITIES

    We were formed on February 26, 1999 in connection with a reorganization of the FLAG Telecom family of companies. As a result of this reorganization, we became the parent holding company for the FLAG Telecom family of companies and the owner of a 66% interest in FLAG Limited. Also as part of the reorganization, pursuant to share transfer forms and subscription forms which each of the shareholders of FLAG Limited executed, the shareholders of FLAG Limited transferred the number of common shares of

FLAG Limited set forth below opposite their names, or 418,259,610 common shares in the aggregate, in consideration for a corresponding number of our common shares.

                                                               NUMBER OF
                                                               SHARES OF
                                                              FLAG LIMITED
FLAG LIMITED SHAREHOLDERS                                     TRANSFERRED
-------------------------                                     ------------
K.I.N. (Thailand) Company Limited...........................  108,780,684
Bell Atlantic Network Systems Company.......................   21,996,930
AT&T Capital Corporation....................................    5,488,830
GE Capital Project Finance VI Ltd...........................   16,466,490
The Asian Infrastructure Fund...............................   54,390,342
Gulf Associates Communications Limited......................   13,987,518
Marubeni Telecom Development Limited........................   60,747,672
Rathburn Limited............................................  136,401,144

    On January 4, 2000 we issued 217,536,730 common shares to Bell Atlantic in connection with its exchange of the shares held by Bell Atlantic in FLAG Limited for our common shares. The share numbers set forth in the preceding discussion do not reflect the reverse stock split of 6:1 we effected in connection with our initial public offering.

    On March 17, 2000, we issued 300 million 11 5/8% Senior Notes due 2010 and 300 million Euro 11 5/8% Senior Notes due 2010 (which we refer to herein collectively as the Senior Notes). The initial purchasers of the Senior Notes were Salomon Smith Barney, Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown and Bear Stearns & Co. Inc. We received aggregate proceeds of approximately $588.5 million (based on a conversion rate of $0.9618 per Euro). The net proceeds we received from the offering of the Senior Notes totaled
$576.0 million, after deducting the initial purchasers' discount of approximately $12.0 million and estimated offering expenses payable by us of approximately $1.0 million. The Senior Notes were offered and sold to qualified institutional buyers (as defined under Rule 144A under the Securities Act of 1933) and outside the United States in accordance with Regulation S under the Securities Act of 1933.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The effective date of our registration statement (Registration
No. 333-94899) filed on Form F-1 relating to our initial public offering of common shares was February 11, 2000. In our initial public offering, we sold 27,963,980 common shares at a price of $24.00 per share and selling shareholders sold 8,436,320 common shares at a price of $24.00 per share. Our initial public offering was managed on behalf of the underwriters by Salomon Smith Barney, Deutsche Banc Alex. Brown, Goldman Sachs & Co., Morgan Stanley Dean Witter & Warburg Dillon Read LLC. The offering commenced on February 11, 2000 and closed on February 16, 2000. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately
$33.6 million and offering expenses of approximately $3.0 million, totaled approximately $634.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $634.6 million raised by us, approximately $100.0 million has been used to fund our equity contribution to FLAG Atlantic Limited, $25.0 million has been used to repay long term indebtedness, $1.0 million has been used for working capital purposes and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network and to develop additional wholesale and bundled product and service offerings and for general corporate purposes. The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.

ITEM 6. SELECTED FINANCIAL DATA

    (In thousands, except share and per share data and notes)

    The following table presents selected consolidated statements of operations and balance sheet data of FLAG Telecom and FLAG Limited for the periods indicated. The financial data for the periods ended December 31, 1996, 1997 and 1998 and for the period from January 1, 1999 to February 26, 1999 has been derived from FLAG Limited's audited consolidated financial statements. The financial data as of December 31, 1999 and for the period from incorporation to December 31, 1999 has been derived from FLAG Telecom's audited consolidated financial statements included elsewhere herein.

    You should read the selected consolidated financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," FLAG Limited's consolidated financial statements and FLAG Telecom's consolidated financial statements and notes thereto included elsewhere herein.

                                                                       FLAG LIMITED                                FLAG TELECOM
                                            ------------------------------------------------------------------   ----------------
                                                                                                  PERIOD FROM
                                                                                                   JANUARY 1,      PERIOD FROM
                                                       YEAR ENDED AS OF DECEMBER 31,                1999 TO      INCORPORATION TO
                                            ---------------------------------------------------   FEBRUARY 26,     DECEMBER 31,
                                               1995(1)         1996(2)        1997       1998         1999             1999
                                            -------------   -------------   --------   --------   ------------   ----------------
                                            (AS RESTATED)   (AS RESTATED)
STATEMENT OF OPERATIONS DATA:
Revenues:
Capacity sales, net of discounts..........    $     --        $     --      $335,982   $182,935     $ 25,554         $ 94,603
Standby maintenance and restoration
  revenue.................................          --              --         4,011     25,313        4,458           37,827
                                                    --              --       339,993    208,248       30,012          132,430
Sales and other operating expenses:
Cost of capacity sold.....................          --              --       196,190    101,288        8,294           41,349
Operations and maintenance(3).............          --              --         4,600     37,931        5,114           26,201
Sales and marketing(3)....................      10,253             316         6,598     10,680          637           11,096
General and administrative(3)(4)..........      10,179          12,345        30,339     21,674        2,870           22,901
Depreciation and amortization.............         381             121           276        844          233           11,133
                                                20,813          12,782       238,003    172,417       17,148          112,680
Operating income (loss)...................     (20,813)        (12,782)      101,990     35,831       12,864           19,750
Income from affiliate.....................          --              --            --         --           --              361
Interest expense..........................          --              --        20,193     61,128        9,758           45,062
Interest income...........................         439           2,408         6,637     14,875        1,825            7,188
Income (loss) before minority interest and
  income taxes............................     (20,374)        (10,374)       88,434    (10,422)       4,931          (17,763)
Minority interest.........................          --              --            --         --           --           (3,826)
Provision for income taxes................          --              --         8,991      1,260          171            1,549
Net income (loss) before extraordinary
  item....................................     (20,374)        (10,374)       79,443    (11,682)       4,760          (15,486)
Extraordinary item(5).....................          --              --            --    (59,839)          --               --
Net income (loss).........................     (20,374)        (10,374)       79,443    (71,521)       4,760          (15,486)
Cumulative pay-in-kind preferred
  dividends...............................       1,787          14,410        16,324      1,508           --               --
Redemption premium and write-off of
  discount on preferred shares(6).........          --              --            --      8,500           --               --
Net income (loss) applicable to common
  shareholders............................    $(22,161)       $(24,784)     $ 63,119   $(81,529)    $  4,760         $(15,486)
Net income (loss) per share(7)
  Class A.................................    $  (0.02)       $  (0.02)     $   0.05   $  (0.07)    $     --         $     --
  Class B.................................    $  (0.30)       $  (0.13)     $   0.14   $  (0.13)    $   0.01         $  (0.22)
Ratio of earnings to fixed charges........          --              --         1.60x         --        1.51x               --
Deficiency of earnings to fixed charges...    $(22,852)       $(38,802)           --   $(11,930)          --         $(17,763)

                                                                                                                        FLAG
                                                                       FLAG LIMITED                                   TELECOM
                                          -----------------------------------------------------------------------   ------------
                                                             AS OF DECEMBER 31,                          AS OF         AS OF
                                          ---------------------------------------------------------   FEBRUARY 26   DECEMBER 31,
                                             1995(1)         1996(2)          1997          1998         1999           1999
                                          -------------   -------------   -------------   ---------   -----------   ------------
                                          (AS RESTATED)   (AS RESTATED)
STATEMENT OF CASH FLOW DATA:
Cash flow from operating activities.....     (14,155)        (12,103)         285,156        88,831      (23,104)      115,782
Cash flow from financing activities.....      84,206         342,011          245,677        97,818       21,230        17,598
Cash flow from investing activities.....     (70,635)       (329,886)        (528,653)     (186,144)         588      (132,127)

BALANCE SHEET DATA:
Current assets..........................     $ 3,106        $  3,759        $  96,677     $  76,114    $  73,941     $  98,716
Funds held by collateral trustee........      46,537          48,194          425,905       255,366      219,136       134,066
Construction in progress................     167,281         647,805              389        11,494       18,471            --
Capacity available for sale.............          --              --        1,208,948     1,095,099    1,086,435       774,366
Total assets............................     286,476         774,447        1,836,937     1,475,766    1,453,369     1,325,731
Current liabilities.....................      74,453         206,486          370,555       232,814      203,226       152,402
Senior notes............................          --              --               --       424,679      424,777       425,270
Long-term debt..........................      50,000         312,543          615,087       271,500      256,500       190,000
Minority interest.......................                          --               --            --           --       154,817
Deferred revenue........................          --              --          176,221        84,415       83,570       100,724
Preferred Stock.........................      98,711         113,121          129,445            --           --            --
Shareholders' equity:
Common shares, $.0001 par value.........          --              --               --            --           64            42
  Class A common shares,
    $.0001 par value....................          13              13               13            13           --            --
  Class B common shares,
    $.0001 par value....................           9              22               57            57           --            --
Other shareholders' equity(6)...........      99,098         195,135          514,389       504,381      504,387       313,848
Foreign currency translation
  adjustment............................          --              --               --          (704)        (526)          141
Retained earnings (accumulated
  deficit)..............................     (42,499)        (52,873)          26,570       (44,951)     (40,191)      (15,486)
Shareholders' equity....................     $56,621        $142,297        $ 541,029     $ 458,796    $ 463,734     $ 298,545

------------------------------

(1) FLAG Limited restated its 1995 financial statements, as originally issued in March 1997, to give effect to a $3.1 million discount on FLAG Limited's issuance of 3,075,816 shares of preferred stock in 1995. For the year ended December 31, 1995, this restatement had no effect on net loss, increased net loss applicable to common shareholders by $0.07 million, and had no effect on basic and diluted loss per common share for Class A and Class B.

(2) FLAG Limited restated its 1996 financial statements, as originally issued to give effect to a $3.1 million discount on FLAG Limited's issuance of 3,075,816 shares of preferred stock in 1995. For the year ended
    December 31, 1996, this restatement had no effect on net loss, but increased net loss applicable to common shareholders by $0.55 million.

(3) Included in operating expenses for FLAG Telecom are the following non-cash compensation expenses: $2.6 million in operations and maintenance expenses; $1.5 million in sales and marketing expenses; $4.6 million in general and administrative expenses.

(4) Included in general and administrative expenses for the years ended December 31, 1996, 1997 and 1998 are program management expenses which include reimbursements to Bell Atlantic Network Systems Company, a shareholder of FLAG Telecom, for all costs and out-of-pocket expenses incurred by Bell Atlantic Network Systems Company in performing project management services for FLAG Limited. In addition, Bell Atlantic Network Systems Company received a fee equal to 16% of payroll costs and of certain outside contractor and consultant costs.

(5) In connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its existing credit facility, FLAG Limited recorded an extraordinary loss of $59.8 million, representing the write-off of unamortized deferred financing costs related to its old credit facility.

(6) In connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its existing credit facility, FLAG Limited redeemed its then outstanding preferred stock at a redemption price of 105% of the liquidation preference. The excess of the redemption value over the carrying value of the preferred stock on the date of the redemption of $8.5 million has been reflected as a decrease in other shareholders equity.

(7) The net loss per share in 1998, excluding the extraordinary item, was $0.02 and $0.03 for Class A and Class B shares, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLAG TELECOM GROUP OF COMPANIES

    FLAG Telecom was formed on February 3, 1999 to be the parent company for the FLAG Telecom group of companies. The principal companies which comprise the FLAG Telecom group of companies are FLAG Limited, FLAG Atlantic Limited and FLAG Wholesale Services Limited. Pursuant to a restructuring on February 26, 1999, FLAG Limited became our 66% owned subsidiary and the other companies then comprising the FLAG Telecom group of companies became our wholly owned subsidiaries, other than FLAG Atlantic Limited in which we have a 50% ownership interest. On January 4, 2000, we acquired the remaining 34% ownership interest in FLAG Limited and FLAG Limited became our wholly owned subsidiary. The financial information presented in this report comprises the consolidated results of FLAG Limited for the accounting periods to February 26, 1999 and the FLAG Telecom consolidated results for the period from incorporation to December 31, 1999. On February 16, 2000, FLAG Telecom completed an initial public offering of common shares. On March 17, 2000 FLAG Telecom completed a private placement of its Senior Notes due 2010.

REVENUE RECOGNITION

    Our primary business to date has been to sell capacity on the FLAG Europe-Asia cable system. The primary method by which we have sold capacity has been through agreements providing for an outright sale of, or the sale of a right of use of, the capacity for the lifetime of this system. Each agreement provides that, in return for payment of the purchase price, the customer receives beneficial ownership of the relevant capacity. In addition, the customer becomes responsible for paying the agreed maintenance charges.

    We have recognized revenues from capacity sales on the FLAG Europe-Asia cable system upon the date the risks and rewards of ownership of the relevant capacity are transferred to the customer, which is the date the capacity is made available for activation and the customer becomes responsible for maintenance charges. The Financial Accounting Standards Board issued a recent pronouncement (FASB Interpretation No. 43), as a result of which sales of fiber-optic cable capacity after June 30, 1999 are to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. The application of this pronouncement will result in a deferral of revenue recognition for US GAAP purposes for certain capacity sale contracts that do not satisfy the necessary requirements of FASB Interpretation No. 43. This accounting treatment will not affect our cash flows from customers, who will continue to be liable for payments in accordance with the signed agreements.

    As a result of extending our range of products and services, we expect the greater part of our future sales to be under agreements which will require us to recognize revenues over the relevant term of these agreements. To the extent that we enter into contracts in the future that satisfy the requirements for sales type lease accounting, we will recognize revenues without deferral.

    We recognize revenues from providing maintenance and restoration services in the period in which we provide these services.

    We have previously considered revenues from operating lease transactions to be incidental. We have therefore recorded these revenues as reductions of the capacity available for sale. However, as noted above, the magnitude of these transactions has increased such that we will now recognize revenues from lease transactions over the term of the leases.

    Payments due from purchasers of capacity are generally payable within 30 days; however, we have receivables outstanding greater than 30 days. We have established an allowance for doubtful accounts based on historical industry experience with potential uncollectible receivables and our expectations as to payments. As of December 31, 1999, we had an allowance of $6.8 million which principally relates to potential uncollectible amounts due from two carriers.

    All revenues from capacity sales agreements and billings of standby maintenance and restoration services are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. Some vendor contracts for the provision to the FLAG Europe-Asia cable system of operations and maintenance services are payable in Japanese Yen, British Pounds, French Francs and Singapore Dollars in addition to U.S. dollars. Whenever deemed appropriate, we have hedged, and may continue to hedge, our exposure to foreign currency movements.

ACCOUNTING FOR THE CAPITAL COSTS OF THE FLAG TELECOM NETWORK

    We capitalized direct and indirect expenditures incurred in connection with the construction of the FLAG Telecom network. When a system was ready for commercial service we transferred such expenditures to capacity available for sale and charged a proportion of these expenditures to cost of sales as we recognized revenues from sales of capacity. In the case of the FLAG Europe-Asia cable system, the amount charged as cost of sales was a function of the allocated costs of construction for each segment and management's estimate of revenues from future capacity sales. As a result of the application of FASB Interpretation No. 43, sales on certain segments of the FLAG Europe-Asia cable system will not be able to satisfy the requirements for sales type lease accounting. The costs of these segments have been reclassified at July 1, 1999 and during the six months ended December 31, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining useful life.

    As a result of extending our range of products and services, we expect the greater part of our future revenue to be under agreements that will be accounted for as operating leases or service contracts and will require us to recognize revenues over the relevant term of the agreements. We have therefore reclassified the remaining cost of the FLAG Europe-Asia cable from capacity available for sale to fixed assets in the first quarter of 2000. This cost will be depreciated over the remaining estimated economic life of the system. The construction costs of the FLAG Atlantic-1 cable system will be amortized over its economic life from the date it is ready for commercial service or will be written off as cost of sales against revenues from any transactions whose terms satisfy the requirements of sales-type lease accounting. Capital costs associated with development of the other elements of the FLAG Telecom network will be amortized over their respective economic lives.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

ADJUSTED CONSOLIDATED RESULTS

    The table below shows the significant income statement amounts, in thousands, for the year ended December 31, 1999, being a combination of the results of FLAG Limited for the period from January 1, 1999 to February 26, 1999 and the results of FLAG Telecom for the period from incorporation to December 31, 1999. These results have been adjusted to eliminate minority interests in order to enable a better comparison with the results for the year ended December 31, 1998. These adjustments will not be reflected in our current and future financial statements.

                                                                  ADJUSTED
                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Revenue:
Capacity sales..............................................      $120,157
Standby maintenance and restoration revenues................        42,285
                                                                  $162,442
Sales and other operating costs:
Cost of capacity sold.......................................      $ 49,643
Operations and maintenance (including non-cash compensation
  expense of $2,647)........................................        31,315
Sales and marketing (including non-cash compensation expense
  of $1,534)................................................        11,733
General and administrative (including non-cash compensation
  expense of $4,619)........................................        25,771
Depreciation and amortization...............................        11,366
Interest expense............................................        54,820
Interest income.............................................         9,013
Income from Affiliates......................................           361
Loss before income taxes....................................      $(12,832)
Provision for taxes.........................................         1,720
EBITDA......................................................      $102,423
Adjusted EBITDA.............................................      $128,112

REVENUES

    We recognized total revenue during the year ended December 31, 1999 of $162.4 million compared to $208.2 million in total revenue for the year ended December 31, 1998.

    We recognized revenue from the sale of capacity of $120.2 million for the year ended December 31, 1999 compared to $182.9 million during the year ended December 31, 1998. The reduction in revenue is partly attributable to our deferring the recognition of some revenues to subsequent periods as the result of our adoption of FASB Interpretation No. 43 with effect from July 1, 1999 and partly as a result of accounting revenues in 1998 including certain non-cash items. As of December 31, 1999, we had entered into sales transactions with over 90 international telecommunication carriers and internet service providers compared to 80 as of December 31, 1998.

    We recognized revenue from standby maintenance and restoration services of $42.3 million for the year ended December 31, 1999 compared to $25.3 million for the year ended December 31, 1998. The increase of $17.0 million for the year ended December 31, 1999 is primarily a result of the increase in cumulative capacity sales on the FLAG Europe-Asia cable system combined with an increase in revenue from restoration services. Restoration services refer to receipts from third party cable systems in respect of traffic routed on the FLAG Europe-Asia cable system during periods when these cable systems are temporarily out of service.

OPERATING EXPENSES

    For the year ended December 31, 1999, we recorded $49.6 million in respect of the cost of capacity sold compared to $101.3 million recorded in the year ended December 31, 1998. The decrease in the cost of capacity sold in the year ended December 31, 1999 is primarily a result of lower revenue recognized from capacity sales combined with sales of capacity on segments having a lower cost of sales percentage, computed as described above for that segment, compared to the cost of sales for the segments on which capacity was sold during the year ended December 31, 1998.

    During the year ended December 31, 1999, we incurred $31.3 million in operations and maintenance costs compared to $37.9 million for the year ended December 31, 1998. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overhead expenses directly associated with operations and maintenance activities. The decrease in operations and maintenance costs is largely a result of the termination of the program management services agreement with Bell Atlantic Network Systems in May 1998 combined with lower costs of some maintenance zone agreements.

    During the year ended December 31, 1999, we incurred $11.7 million in sales and marketing costs compared to $10.7 million incurred during the year ended December 31, 1998. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by us.

    During the year ended December 31, 1999, we incurred $25.8 million of general and administrative expenses compared to $21.7 million during the year ended December 31, 1998. The increase in general and administrative costs in the year ended December 31, 1999, is largely due to non-cash compensation expense in the amount of $4.6 million.

    Costs for the year ended December 31, 1999 noted above include charges for non-cash compensation expense in respect of awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

    Depreciation expense for the year ended December 31, 1999 was $11.4 million compared to $0.8 million for the year ended December 31, 1998. The increase of $10.6 million is primarily a result of us adopting FASB Interpretation No. 43 which is effective from July 1, 1999, pursuant to which the cost of part of the FLAG Europe-Asia cable system which does not satisfy the requirements of sales type lease accounting is being depreciated over its remaining economic life. Prior to July 1, 1999, the cost of the FLAG Europe-Asia cable system was wholly accounted for as capacity available for sale for which no depreciation was recorded but which was expensed as cost of capacity sold as revenues were recognized.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings decreased from $61.1 million for the year ended December 31, 1998 to $54.8 million for the year ended December 31, 1999. The decrease in interest expense of $6.3 million is attributable to a reduction in long term debt facility from $271.5 million as at December 31, 1998 to $190.0 million as at December 31, 1999 combined with a $1.8 million reduction in amortized financing costs.

    During the year ended December 31, 1999 we capitalized $1.3 million of interest costs as a component of construction in progress.

    We earned interest income of $9.0 million during the year ended
December 31, 1999 compared to $14.9 million earned during the year ended December 31, 1998. Interest was earned on cash balances and short term investments held by the collateral trustee for FLAG Limited's credit facility or in escrow arising from ongoing business operations.

PROVISION FOR TAXES

    The provision for taxes was $1.7 million for the year ended December 31, 1999 compared to $1.3 million for the year ended December 31, 1998. The tax provisions for these periods consist of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Europe-Asia cable system route where we are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

EXTRAORDINARY ITEM

    In connection with a refinancing that took place on January 30, 1998, we recorded an extraordinary loss of $59.8 million in the statement operations for the year ended December 31, 1998. The loss on refinancing represents the write-off of unamortized deferred financing costs related to FLAG Limited's prior credit facility. No refinancing occurred in the year ended December 31, 1999.

    In addition, in connection with the refinancing in January 1998, FLAG Limited redeemed its outstanding preferred stock at a redemption price of 105% of the liquidation preference. We reflected the $8.5 million excess of the redemption value over the carrying value of the preferred stock on the date of the redemption as a decrease in additional paid-in capital in the year ended December 31, 1998. There were no costs of this nature recorded in the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

REVENUES

    We recognized total revenue during the year ended December 31, 1998 of $208.2 million compared to $340.0 million in total revenue for the year ended December 31, 1997.

    We recognized revenue from the sale of capacity of $182.9 million for the year ended December 31, 1998 compared to $336.0 million during the period from October 8, 1997, the provisional system acceptance date of the FLAG Europe-Asia cable system, to December 31, 1997. The decrease in revenue recognized from capacity sales of $153.1 million from the period from provisional system acceptance to December 31, 1997 compared to the year ended December 31, 1998 is a result of 1997 revenue including sales of capacity entered into prior to provisional system acceptance of which we recognized $316 million as revenue. As of December 31, 1998, we had entered into sales transactions with 80 international telecommunication carriers compared to 66 as of December 31, 1997.

    We recognized revenue from standby maintenance fees of $25.3 million for the year ended December 31, 1998 compared to $4.0 million for the period from provisional system acceptance to December 31, 1997. The increase in standby maintenance revenue of $21.3 million in 1998 is due to our recognizing
12 months of standby maintenance revenue in 1998 compared to only three months in 1997 as a result of our commencing operations in October 1997. We also generated revenues from restoration services during the year ended December 31, 1998. Revenues from these services, provided to alternate cable systems on a non-reciprocal basis, were $1.7 million. We had no revenues in respect of restoration services in 1997.

OPERATING EXPENSES

    For the year ended December 31, 1998, we recorded $101.3 million in respect of the cost of capacity sold compared to $196.2 million recorded in 1997. The gross profit margin on capacity sales of 44.60% for the year ended December 31, 1998 compares to a gross profit margin of 41.60% realized in the period from provisional system acceptance to December 31, 1997. The cost of sales recorded in 1997 included a $28.9 million provision related to price protection credits, discussed below, compared to no such provision included in the 1998 cost of sales. The provision for price protection credits recorded in 1997 contributed to the lower gross profit margin experienced in 1997 compared to 1998.

    In connection with certain sales, we entered into price protection arrangements entitling the relevant customers to capacity credits if we lower our list prices prior to December 31, 1999. For periods during which we lower our prices, we record a provision for cost of sales based on the estimated cost value of the additional capacity granted. No adjustment was made to our list prices in 1998, and accordingly no such provision was recorded in the year ended December 31, 1998. Based on declines in our listed prices through December 31, 1997, we recorded a provision for cost of sales of approximately $28.9 million, which was included in the total cost of sales of $196.2 million recorded in the year ended December 31, 1997.

    During the year ended December 31, 1998 we incurred $37.9 million in operations and maintenance costs compared to $4.6 million for the period from provisional system acceptance to December 31, 1997. Operations and maintenance expenses relate primarily to the provision of standby maintenance under maintenance zone agreements, as well as salaries and overhead directly associated with operations and maintenance activities. Costs recognized in 1997 represent the portion of standby operations and maintenance expenses incurred from provisional system acceptance to December 31, 1997. We did not incur maintenance costs during construction. Maintenance zone agreements are cooperative standby agreements among all cable operators in major ocean areas to share the expense of assuring constant availability of cable ships capable of providing repairs to undersea cables. We entered into four zone agreements. We have also entered into a bilateral agreement for maintenance of the area from the Red Sea to a point near the southern tip of India to facilitate more rapid repairs than would be possible under one of our maintenance zone agreements.

    During the year ended December 31, 1998, we recognized $10.7 million in sales and marketing costs compared to $6.6 million recognized during the period from provisional system acceptance to December 31, 1997. Sales and marketing costs comprise sales commissions due under agreements with our suppliers and Bell Atlantic Network Systems, plus costs associated with sales and marketing activities.

    In May 1998, we and Bell Atlantic Network Systems agreed to terminate a Marketing Services Agreement which appointed them as FLAG Limited's exclusive sales agent throughout the world. We expense sales commissions that we incurred under the marketing and services agreement prior to its termination at the time we recognize the related revenue.

    General and administrative expenses decreased from $30.3 million for the year ended December 31, 1997 to $21.7 million for the year ended December 31, 1998. The decrease is due to the partial reversal of the allowance for doubtful accounts made in 1997, resulting from collections from customers of amounts previously provided, partially offset by costs associated with our transition from a development stage company to an operating company.

INTEREST EXPENSE AND INTEREST INCOME

    During the year ended December 31, 1998 we incurred $61.1 million in interest expense on borrowings compared to $20.2 million incurred during the period from provisional system acceptance of the FLAG Europe-Asia cable system to December 31, 1997. Prior to provisional system acceptance, we capitalized interest costs as a component of construction in progress. We incurred
$38.1 million in interest costs in 1997 prior to provisional system acceptance, out of total interest payments that year of $58.3 million.

    We earned interest income of $14.9 million during the year ended
December 31, 1998 compared to $6.6 million earned during the year December 31, 1997. In 1998, we earned interest on cash balances and short-term investments held by the collateral trustee for FLAG Limited's existing credit facility or in escrow arising from ongoing business operations. Interest earned in 1997 consisted primarily of interest earned on cash balances received from equity contributions during the year.

PROVISIONS FOR TAXES

    The provision for taxes was $1.3 million for the year ended December 31, 1998 compared to $9.0 million for the period from provisional system acceptance of the FLAG Europe-Asia cable system to December 31, 1997. The tax provisions for both years consist of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Europe-Asia cable system route where we are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016. The decrease in tax expense of $7.7 million is due to a greater proportion of sales recorded in 1998 to customers in jurisdictions where we do not have a taxable presence.

EXTRAORDINARY ITEM

    In connection with the refinancing that took place on January 30, 1998, we recorded an extraordinary loss of $59.8 million in the statement of operations. The loss on refinancing represents the write-off of unamortized deferred financing costs related to our initial project refinancing.

    In addition, in connection with the refinancing of FLAG Limited's original credit facility, we redeemed preferred shares at a redemption price of 105% of the liquidation preference. We reflected the excess of the redemption value over the carrying value of the preferred shares on the date of the redemption of $8.5 million as a decrease in additional paid-in capital.

NET LOSS AND NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

    For the year ended December 31, 1998 we recorded a net loss of $71.5 million compared to net income of $79.4 million for the year ended December 31, 1997, a decrease of $150.9 million. This decrease was primarily attributable to the results for the year ending December 31, 1997, including $316 million of revenue recognized from sales of capacity entered into prior to our commencing operations resulting in a reduction in operating income of $66.2 million. An increase in interest expense of $40.9 million and an extraordinary loss on refinancing of $59.8 million as discussed above offset by an $8.2 million increase in interest income and a $7.7 million reduction in tax expense further contributed to the net loss for the year ended December 31, 1998.

    The net loss applicable to common shareholders for the year ended December 31, 1998 was $81.5 million compared to net income for the year ended December 31, 1997 of $63.1 million.

    Basic and diluted income (loss) per Class A common shares decreased from income per share of $0.05 in 1997 to a loss of ($0.07) per share in 1998 reflecting the loss applicable to FLAG Limited's common shareholders in 1998. Basic and diluted income (loss) per Class B common share decreased from income per share of $0.14 in 1998 to a loss of ($0.13) per share in 1998 reflecting the loss applicable to FLAG Limited's common shareholders in 1998 and an increase in the weighted average Class B common shares outstanding during the period from 396,890,512 to 565,858,741.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date through a combination of equity contributions, shareholder advances, bank debt, the proceeds of debt offerings and the proceeds of an initial public offering of our common shares. On
January 30, 1998, FLAG Limited completed a refinancing which resulted in the repayment of all outstanding borrowings under its then existing credit facility and the redemption of its Series A preferred shares. The refinancing consisted of $320.0 million of bank loans (and a revolving credit facility of $50 million) maturing January 30, 2005 and $430 million of 8 1/4% Senior Notes maturing January 30, 2008.

    Subsequent to the refinancing, FLAG Limited made principal prepayments to reduce the bank loans to approximately $175 million. On February 16, 2000, FLAG Limited repaid a further $25 million using proceeds of the initial public offering of our common shares, and FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility (all of which is outstanding) and a $10 million revolving credit facility (none of which is outstanding). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG

Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.5 million.

    At the end of March 1998, we entered into two interest rate swap agreements to manage our exposure to interest rate fluctuations on FLAG Limited's credit facilities. Under the swap agreements, we pay a fixed rate of 5.6% on a notional amount of $60 million and a fixed rate of 5.79% on a notional amount of $100 million and the swap counterparty pays the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminates in July 2000, unless extended for an additional six months at the option of the swap counterparty. Under the bank loan facility as now in effect, we are obligated to hedge interest rate risk to the extent of 50% of the outstanding principal amount of the loans for three years. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    FLAG Atlantic Limited has financed the $1.1 billion in construction costs for the FLAG Atlantic-1 cable system through a $600 million bank financing, $100 million in capital contributions from each of its shareholders and presales in excess of $750 million. The financing consists of a $575 million construction/ term loan facility and a $25 million revolving credit facility. These facilities have a term of 7.5 years. FLAG Atlantic Limited does not anticipate that it will need to draw down the full amount available under the bank financing.

    The loans under these facilities bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. Commitment fees accrue on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

    FLAG Atlantic Limited's bank facility is secured by an assignment of all of FLAG Atlantic Limited's assets, a pledge of all of the stock in FLAG Atlantic Limited and a commitment by each of its shareholders to contribute $100 million in equity. The loan agreement contains customary provisions for non-recourse project financings regarding restrictions on additional indebtedness, the payment of dividends and other distributions, additional investments and sales of assets.

    On February 16, 2000, we completed an initial public offering of our common shares. We received approximately $634.6 million in net proceeds from that offering. On March 17, 2000, we completed a private placement of 300 million dollar denominated and 300 million Euro denominated 11 5/8% Senior Notes due 2010. We received approximately $576 million in net proceeds from that offering. We intend to finance future operations through proceeds from our initial public offering and our 11 5/8% Senior Note offering, revenues generated from the sale or lease of capacity, revenues generated from our wholesale product offerings and bundled services, revenues from billings of standby maintenance charges and restoration services, investment income on cash and investment balances, borrowings under our existing credit facilities and vendor financing. FLAG Telecom or its subsidiaries may also make additional debt or equity offerings, subject to market conditions.

    We recently announced plans to begin the construction of a new trans-Pacific cable project. We expect the costs required to complete the project may exceed $2 billion. Funding for the project would include the remaining proceeds from our initial public offering and the proceeds from our 11 5/8% Senior Note offering and, we expect, project and other debt financings and presales. We are also evaluating various other projects and may need additional funds in order to proceed. We cannot assure you that the trans-Pacific cable project or any of the other projects that we are considering will proceed or be completed. The impact of the trans-Pacific cable project, or any of the other projects that we are considering, on our liquidity and financing needs will depend on the scope of the project, the actual arrangements we make for financing and ownership and the the timetable for the project.

    As of December 31, 1999, we had a working capital deficit of $53.7 million. The working capital deficit was primarily a result of the current accounts payable to the contractors for the FLAG Europe-Asia cable system which is classified as a current liability but for which the associated funds held in escrow are classified as a non-current asset and are hence excluded from the measure of working capital.

    Total cash provided by operating activities and used in investing activities as of December 31, 1999 was $115.8 million and $132.1 million, respectively. As of December 31, 1999, cash on deposit with the collateral trustee or in escrow had decreased to $134.1 million from $255.4 million at December 31, 1998, primarily as a result of the repayment of a portion of the term loan facility and payments to the contractors.

    Total cash provided by operations and used in investing activities during the year ended December 31, 1998 was $88.8 million and $186.1 million, respectively.

ASSETS

    Our major asset is the telecommunications capacity available for sale on the FLAG Europe-Asia cable system of $774 million and related fixed assets of $300 million. As a result of the application of FASB Interpretation No. 43 noted above, sales on certain parts of the FLAG Europe-Asia cable system will not be able to satisfy the requirements for sales type lease accounting. Accordingly the costs of these parts of the system have been reclassified with effect from July 1, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining economic life. As noted earlier, we expect the greater part of our future sales will preclude the application of sales type lease accounting. Accordingly we have reclassified the remaining cost of the FLAG Europe-Asia cable from capacity available for sale to fixed assets during the first quarter of 2000. Our other fixed assets consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles.

INFLATION

    In management's view, inflation in operating, maintenance and general and administrative costs will not have a material effect on our financial position over the long term.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CURRENCY RISK. We do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All revenues from the disposition of capacity and billings of standby maintenance and restoration services are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. Some vendor contracts for the provision to the FLAG Europe-Asia cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. Management believes that these exposures are not material to our financial position. Whenever deemed appropriate, we may hedge our exposure to foreign currency movements.

    INTEREST RATE RISK. We are exposed to interest rate risk in our financing instruments. Our long-term finance is provided by fixed rate senior notes and floating rate bank debt. We use derivative financial instruments for the purpose of reducing our exposure to fluctuations in interest rates. We do not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial institutions with high credit quality. We are exposed to credit loss in the event of nonperformance by these counterparties.

LONG-TERM DEBT AS OF DECEMBER 31, 1999

                                      PRINCIPAL                                     PRINCIPAL
                                      PAYMENTS                                        AMOUNT       FAIR VALUE     FLAG OPTION
TYPE OF INSTRUMENT                       DUE       MATURITY DATE   INTEREST RATE   ($, MILLION)   ($, MILLION)     TO REDEEM
------------------                  -------------  -------------   -------------   ------------   ------------   --------------
8 1/4% Senior Notes...............  Semi-annually  January 2008    Fixed 8 1/4%        430.0          395.6      Any time after
                                                                                                                 January 2003

FLAG Limited credit facility(1)...  Quarterly      January 2005    Floating            190.0          190.0      At any time
                                                                    three-month
                                                                    LIBOR + 190
                                                                    to 212.5
                                                                    basis points

------------------------------

(1) The credit facility was amended and restated on February 16, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

INTEREST RATE SWAPS AS OF DECEMBER 31, 1999

                                                                                       NOTIONAL                    COUNTERPARTY'S
TYPE OF                       PAYMENTS                        RATE        RATE          AMOUNT       FAIR VALUE      OPTION TO
INSTRUMENT                       DUE       MATURITY DATE    PAYABLE    RECEIVABLE    ($, MILLION)   ($, MILLION)    EXTEND UNTIL
----------                    ---------   ---------------   --------   -----------   ------------   ------------   --------------
Pay fixed, receive            Quarterly   January 2000(1)     5.6%     three-month        60.0           0.1       January 2001
  floating..................                                           LIBOR
Pay fixed, receive            Quarterly   July 2000          5.79%     three-month       100.0           0.3       January 2001
  floating..................                                           LIBOR

    The three-month LIBOR rate at December 31, 1999 was 6.00125%.

------------------------

(1) This interest rate swap was not extended.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has recently issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This Interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate" ("FAS 66"). The provisions of this Interpretation are effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. The application of this statement resulted in a deferral of revenue for certain capacity sales contracts that do not satisfy the requirements of FAS 66. We expect the greater part of our future revenues will be under agreements that will require us to recognize revenues over the term of the agreements. However, to the extent that we enter into contracts in the future that will satisfy the requirements for sales type lease accounting, we will recognize revenues without deferral.

    The interpretation and application of FASB Interpretation No. 43 and also the accounting for sales of capacity are evolving within the telecom industry. A number of questions and issues are being taken to the accounting standard setting boards and different accounting treatments may ultimately be approved, which may change the timing and methods of the recognition of revenues and the related costs. We expect further clarification over the next few months but any changes to the accounting treatment will have no impact on our cash flows.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Following the amendment made by SFAS No. 137, SFAS No. 133 is effective for periods beginning after June 15, 2000, Management is currently assessing the impact of the adoption of SFAS 133 on the Company's financial position and results of operations, which may be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Pages F-1 through F-20 setting forth the financial statements that are filed as a part of this Form 10-K.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of March 1, 2000, information for each of our directors and executive officers:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Andres Bande..............................     55      Chairman and Chief Executive Officer
Edward McCormack..........................     44      Chief Operating Officer, Chief Financial
                                                       Officer and Director
Stuart Rubin..............................     52      General Counsel and Assistant Secretary
Michael Fitzpatrick.......................     50      Director
Edward McQuaid............................     44      Director
Adnan Omar................................     47      Director
Daniel Petri..............................     51      Director
Philip Seskin.............................     36      Director
Umberto Silvestri.........................     67      Director
Jonathan Solomon..........................     60      Director
Dr. Vallobh Vimolvanich...................     58      Director

    At our first annual general meeting after the initial public offering, we intend to implement a staggered Board of Directors comprised of ten persons. At that meeting, the term of each of our directors will expire and, at each annual general meeting thereafter, the term of approximately one-third of our directors will expire.

    ANDRES BANDE. Mr. Bande has served as Chairman of the Board and Chief Executive Officer since January 1998. Before joining us, Mr. Bande was the President of Sprint International from 1996 to the beginning of 1998. Prior to that, he was President of Ameritech International Corporation from 1990 to 1996. From 1987 to 1990, Mr. Bande was Executive Vice President of US West International. From 1976 to 1986, he was President of Telecomsult, an international telecommunications consulting practice. Mr. Bande holds a law degree from the University of Chile and a Master's degree in politics and international law from Oxford University.

    EDWARD MCCORMACK. Mr. McCormack has been a member of the Board since October 1999. Mr. McCormack has served as Chief Operating Officer since February 2000 and as the Chief Financial Officer since February 1996. Prior to that time, Mr. McCormack spent seventeen years with Bechtel, an engineering and construction company. His final position was based in London as Chief Financial Officer of Bechtel Europe, Africa, Middle East and South West Asia. Prior to then, he had assignments at their San Francisco headquarters and in Saudi Arabia. Mr. McCormack holds a Bachelor of Commerce degree from University College in Galway, Ireland.

    STUART RUBIN.  Mr. Rubin has served as the General Counsel since
January 1996. Prior to joining us, Mr. Rubin spent over twenty years with the law firm of Coudert Brothers, as a partner for the last twelve, and two years with the U.S. Peace Corps in Malaysia. As an international lawyer, Mr. Rubin worked extensively in Southeast Asia, the U.S., and England, specializing in cross border financial transactions, joint ventures and other commercial transactions. Mr. Rubin holds a J.D. degree from Columbia University School of Law and a Bachelor of Arts degree in Political Science from Union College.

    MICHAEL FITZPATRICK. Mr. Fitzpatrick has been a member of our Board since January 2000. Mr. Fitzpatrick is Chairman of the Board, President and Chief Executive Officer of E-TEK Dynamics, Inc., a fiber optic manufacturer.
Mr. Fitzpatrick was previously President and Chief Executive Officer of Pacific Telesis Enterprises, where he had responsibilities for the exploration and development of new emerging technology products and services and for the following Pacific Bell subsidiaries: Yellow Pages, Payphones, Voicemail, Mobile Services (PCS) and Video and Internet Media. Additionally, Mr. Fitzpatrick had responsibilities for corporate marketing and advertising for all of Pacific Bell and Pacific Telesis. Mr. Fitzpatrick joined Pacific Bell in September 1993 as Executive Vice President. In January 1994, he became Executive Vice President, Marketing and Sales and managed approximately 15,000 employees. Prior to joining Pacific Bell, Mr. Fitzpatrick served as President and Chief Executive Officer of Network Systems Corporation, a public company specializing in high speed data communications between computers and local area networks. Mr. Fitzpatrick currently serves as a director of NorthPoint Communications Group, Inc., a national provider of local data network services and Adva Optical Networking, a worldwide optical networking solutions provider located in Germany.

    EDWARD MCQUAID.  Mr. McQuaid has been a member of our Board since
February 2000. Mr. McQuaid is a director designee of Bell Atlantic Corporation. Mr. McQuaid is an Executive Director in charge of financial planning and analysis for Bell Atlantic Corporation. Mr. McQuaid is responsible for establishing Bell Atlantic Corporation's portfolio financial targets and coordinating the development of integrated five-year business plans. He also supervises the International Wireline Controller and ensures compliance with all regulatory rules related to transactions between Bell Atlantic Corporation subsidiaries. Since joining Bell Atlantic Corporation in July 1977, Mr. McQuaid has held various positions of increasing responsibility in a variety of financial disciplines. Mr. McQuaid is a Certified Management Accountant and has over 22 years of financial experience in the telecommunications industry.

    ADNAN OMAR. Mr. Omar was a director of FLAG Limited from April 1994 until the corporate restructuring in February 1999 and has since been a member of our Board. He is the director designee of Dallah Albaraka Holding Company. Mr. Omar is the Executive Director of Al-Jazirah Holding Company, which is fully owned by Dallah Albaraka Group. Mr. Omar also serves on the board of directors of BASAFOJAGU Co., Al-Sham Shipping Co. Syria, Dallah Transport Co. Saudi Arabia, Dallah Pilgrimage Transport Co., and Dallah Lebanon Tourism & Transport Co. Prior to joining Dallah Albaraka Group, Mr. Omar spent over 12 years in construction management and planning of large infrastructure projects. Mr. Omar received a Bachelor of Science degree in Civil Engineering from Southampton University in the United Kingdom.

    DANIEL PETRI. Mr. Petri was FLAG Limited's acting Chairman and Chief Executive Officer from June 1997 to January 1998. Mr. Petri was a director of FLAG Limited from September 1995 until the corporate restructuring in February 1999 and has since been a member of our Board. Mr. Petri is a director designee of Bell Atlantic Corporation. Mr. Petri is President of Bell Atlantic International Telecommunications and of Bell Atlantic Network Systems. Over the past 25 years with NYNEX and most recently Bell Atlantic, Mr. Petri has held many key positions including Vice President and General Manager, Customer Services, Central New York, Vice President and General Manager of Midtown Manhattan, and Managing Director of Worldwide Operations. Mr. Petri received a Bachelor of Science degree in Mechanical Engineering from Rutgers University and a Master of Science degree in Management Science from Long Island University. He has also completed management programs in General Management, Finance, and Marketing at the Columbia University Graduate School of Business.

    PHILIP SESKIN.  Mr. Seskin has been a member of our Board since
February 2000. Mr. Seskin is a director designee of Bell Atlantic Corporation. Mr. Seskin is currently the Vice President-Strategy & Corporate Development for Bell Atlantic Corporation. He is responsible for strategic business initiatives, as well as merger and acquisition activity worldwide. Since joining Bell Atlantic Corporation in 1987, Mr. Seskin has been involved in numerous major mergers, acquisitions and joint ventures, including the formation of Bell Atlantic Nynex Mobile, Cable & Wireless Communications and the merger of Bell Atlantic and Nynex.

    UMBERTO SILVESTRI. Mr. Silvestri has been a member of the Board since October 1999. Mr. Silvestri is Chairman of STET International Netherlands and formerly was the Chief Executive Officer of STET and Chairman of Telecom Italia. Mr. Silvestri also sits on the Board of Meie Assicuratrice and was previously a member of the Board of the Italian Banking Association, Italtel, Sirti, CSELT (Telecom Italia Group Laboratories) and was Vice Chairman of ELSAG--Elettronica S Giorgio--Genoa.

    JONATHAN SOLOMON. Mr. Solomon has been a member of the Board since October 1999. Mr. Solomon currently serves on the Boards of Millicom International Cellular, THUS, the new name for Scottish Telecom and Societe Europeene de Communications. Until 1997, Mr. Solomon was Executive Director, Strategy and Corporate Business Development at Cable & Wireless plc and non-Executive Director of Hong Kong Telecom, IDC Japan, Nakhodka and Sakhalin Telecom Russia and Tele2 in Sweden.

    DR. VALLOBH VIMOLVANICH. Dr. Vallobh was a director of FLAG Limited from July 1995 until the corporate restructuring in February 1999 and has since been a member of our Board. Dr. Vallobh is the director designee of K.I.N. (Thailand) Co. Ltd. Dr. Vallobh is Chairman of Telecom Holding Co., Ltd. and Vice Chairman of Telecom Asia Corporation PCL. Dr. Vallobh holds a Master of Science and a Ph.D. degree in Electrical Engineering from the University of California and a Bachelor of Engineering degree in Electrical Engineering from Chulalongkorn University.

KEY MANAGEMENT.

    LARRY BAUTISTA. Mr. Bautista has served as Deputy Chief Financial Officer since February 2000 and as Vice President-Finance and Treasurer since
December 1995. Prior to joining us, Mr. Bautista spent over six years in various finance and treasury positions at NYNEX. He structured, negotiated and closed several financings for FLAG Telecom, including the non-recourse debt of the FLAG Atlantic-1 cable system and the refinancing of the FLAG Europe-Asia cable system. Mr. Bautista has an M.B.A. degree with honors from Fordham University and a Bachelor of Science degree in Management Engineering from Ateneo de Manila University in the Philippines.

    ANDREW EVANS. Mr. Evans has served as Executive Vice President Strategy since February 2000. He was previously Vice President of Strategy and Marketing since April 1998. Mr. Evans started his career with British Telecom in 1982, subsequently becoming an Executive Engineer and leading the development of BT's real-time network traffic management systems. In 1990, he joined McKinsey & Company as a Senior Telecommunications Specialist. Mr. Evans holds an MA in Engineering and Electrical Sciences with First Class Honors from the University of Cambridge, England, and an MBA with High Distinction (Baker Scholar) from the Harvard Business School.

    PETER MARTINS DA SILVA. Mr. Martins joined us in September 1999 as Vice President of Business Development. As Vice President of Sprint's Latin American operations, Mr. Martins led their winning bid to acquire Brazil's second long distance carrier license and subsequently directed the set-up of the new company to exploit the license. Previously, as Vice President of Business Development for Ameritech International, Mr. Martins led the Ameritech consortium's winning bid for Belgacom, and held responsibility for Ameritech's privatization efforts in the Czech Republic, Ireland and Portugal, as well as being involved in the privatization of MATAV, the Hungarian PTT. Mr. Martins majored in Economics at the University of California at Berkeley and holds an MBA in international business from the Harvard Business School.

    DR. EBERHARD PLATTFAUT. Dr. Plattfaut has served as Vice President for Special Projects since February 2000. He was previously Vice President of Europe based in London since July 1998. Dr. Plattfaut was a director with o.tel.o Communications/Vebacom, where he held a number of management positions in sales, marketing and strategy. Previously he was a senior manager with McKinsey & Company, where he was responsible for client projects in the telecom/IT area, as well as sales, marketing and strategy projects across industries with a focus on European franchises. Dr. Plattfaut is a Fulbright Scholar and has studied business, mechanical engineering and computer sciences. Dr. Plattfaut received his MBA from the University of Southern California and his Doctorate from the University of Erlangen.

    OWEN BEST. Mr. Best has served as Vice President of Asia Pacific based in Hong Kong since June 1998. Prior to joining us, Mr. Best was Vice President of Telstra Japan and Regional Director for Telstra Korea. He has over 17 years experience in the telecommunications industry, working extensively in the Asia Pacific region in various technical and operational positions with Telecom Australia and Telecom International. Mr. Best received his Bachelor's of Engineering (Electronics/Communications) and his MBA from the University of Queensland.

    SORAYA TARRANT. Ms. Tarrant has served as Vice President of Americas based in New York since March 1999. Ms. Tarrant was employed by Global One where over an 11-year period she served in several key management positions including Director of Carrier Services Sales, Director of Global Data Services and most recently, as Director of Global Internet Solutions. Previously, she was with Cable & Wireless Hong Kong serving major multinational clients. Ms. Tarrant holds a Bachelor's of Science degree in Electronic Communications from the University of Salford in Manchester, and a postgraduate degree in Telecommunications Systems from the University of Aston in Birmingham, U.K.

    WALID IRSHAID. Mr. Irshaid has served as Vice President of Middle East based in Dubai since July 1998. Mr. Irshaid was the Director General of Palestine Telecom Corporation, the emerging telecom service provider in Palestine. Mr. Irshaid's experience in the Middle East was acquired from his previous 17-year assignment with the Emirates Telecommunications Corporation as Corporate Manager. Mr. Irshaid was actively involved in the deployment and development of several major projects and key services within the Middle Eastern region, including cellular, data, value added services and multimedia.

    LOUIS ESLAMI Mr. Eslami joined us in February 2000 as Vice President of Europe. Mr. Eslami was most recently Vice President--Sales and Marketing at GTS Group and previously was Vice President/ General Manager--International at APEX Global Internet Services from 1998 until 1999 and Managing Director--ASEAN/Malaysia & Indonesia from 1996 until 1998. He holds a BS in Electrical Engineering from the University of Akron, an MS in Electrical Engineering from the Virginia Polytechnic Institute and has attended an Executive Management Program at the University of Pennsylvania.

    DR. CHIA CHOON WEI. Dr. Chia joined us in August 1998 as Senior Advisor (Asia Pacific) based in Singapore. He was most recently Chief Executive Officer, International Investments of Hutchison Telecom International Limited from
April 1997 to the end of June 1998. He has 27 years telecommunication experience, first with British Telecom and then with Singapore Telecom, where he spent twenty-two years. In his last position there, he was Vice President, International Network Services. Dr. Chia holds a Ph.D. in Electrical Engineering (Control Systems), and an M.Sc. and a B.Sc. (Engineering) from Imperial College, London University.

    WILSON WANG. Mr. Wang joined us in February 1999 as our resident representative in China. He was Senior Vice President and China General Manager of Sprint International from June 1997 to November 1998. Prior to that, he was Senior VP and China General Manager of Ameritech International from
October 1994 to June 1997. Mr. Wang holds a BA from National Taiwan University and an MBA from University of Washington.

    KIMIAKI UENO. Mr. Ueno joined us in July 1999 as Vice President for Japan based in Tokyo. Before joining the Company, Mr. Ueno was Representative Director & Chief Executive of MCI International (Japan) Co., Ltd. from 1991 to March, 1999 and Director of Marketing/Technical Support for MCI International (Japan) Co., Ltd. from 1988 to 1991. Prior to that, Mr. Ueno was Assistant General Manager of General Administration of Mitsui & Co., (U.S.A.) Inc. from 1982 to 1988.

    ADOLFO CASTILLA. Mr. Castilla joined us in June 1998 as our resident representative in Spain and special advisor for Southern European Countries. Previously, he was Sprint International's General Manager in Spain, and a member of the Steering Committee of Lince, the third Spanish fixed license winner. Prior to this, he was a member of the steering committee of the OPERA consortium, and also the Airtel steering committee, a consortium he helped create for Ameritech. Mr. Castilla has also been the General Manager of Roland Berger in Spain, and worked for 8 years at the Telefonica Group of companies.

    SAMIH KAWAR. Mr. Kawar has served as Executive Vice President Operations since February 2000. He was previously Vice President Construction and Operations and joined the FLAG Europe-Asia Cable system project in 1995. Prior to joining us and for more than 17 years, Mr. Kawar worked in development/ project management of various international projects and management control systems. Mr. Kawar has a degree in Engineering from the American University of Beirut.

    FRANK DENNISTON. Mr. Denniston is our Chief Technical Officer. Previously, he was Vice President and Chief Engineer of Bell Atlantic Global Systems Company, where he served as Project Manager for the construction of the FLAG Europe-Asia cable system. With over 38 years experience, Mr. Denniston has served in various technical and operations positions with NYNEX, AT&T and the New York Telephone Company. Mr. Denniston holds a Bachelor's and a Master's degree in Electrical Engineering from Rensselaer Polytechnic Institute.

    JOHN DRAHEIM. Mr. Draheim has served as Vice President Administration and Communications since February 2000. He was previously Project Manager of the FLAG Atlantic-1 cable system project since January 1999. Prior to this, Mr. Draheim was Vice President of Operations at Ameritech International during which time he also served as General Manager and a member of the Board of Directors of Ameritech's joint venture in China, and Executive Director of the MATAV. Before joining us, Mr. Draheim spent 35 years in the telecommunications industry, having served in various technical, operations and management positions at Ameritech, Bellcore, AT&T and the Ohio Bell Telephone Company.
Mr. Draheim holds a Bachelor's Degree in Electrical Engineering from Valparaiso University and a Master's Degree in Management from Pace University.

COMMITTEES OF THE BOARD

    In connection with the initial public offering, we established an Audit Committee, all of the members of which will be non-employee directors. The Audit Committee will be responsible for recommending to the Board of Directors the engagement of our independent auditors and reviewing with our independent auditors the conduct and results of the audits, our internal accounting controls, audit practices and the professional services furnished by our independent auditors.

    We also currently have a Compensation Committee. Among other responsibilities, our Compensation Committee reviews and approves all compensation agreements for our officers and administers our long term incentive plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11.   EXECUTIVE COMPENSATION

    For the year ended December 31, 1999, the aggregate compensation of all members of our Board of Directors and all of our executive officers was approximately $3.7 million. We anticipate that compensation levels in the future will be greater than they have been to date. For the fiscal year ended
December 31, 1999, we granted to our Board of Directors and executive officers options to acquire 325,002 of our common shares. At March 1, 2000 these persons collectively held options to acquire 2,057,710 of our common shares. These options have exercise prices ranging from $6.42 to $24.00 with a weighted average exercise price of $6.96 and generally vest over two years and terminate after 10 years.

LONG-TERM INCENTIVE PLAN

    In 1999, our Board of Directors and our shareholders adopted the FLAG Limited 1998 Long-Term Incentive Plan, originally adopted in 1998 by the Board of Directors and shareholders of FLAG Limited. The purpose of the Plan is to allow us to attract, retain and reward officers, employees, consultants and certain other individuals and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests. Individual awards under the Plan may take the form of:

    - incentive stock options ("ISOs") or non-qualified stock options ("NQSOs");

    - stock appreciation rights ("SARs");

    - restricted or deferred stock;

    - dividend equivalents;

    - bonus shares and awards in lieu of our obligations to pay cash compensation; and

    - other awards the value of which is based in whole or in part upon the value of the common shares.

The Plan is administered by a committee, whose members were appointed by our Board of Directors. The committee is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions (if any), performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as determined by the committee.

    The maximum number of common shares that may be subject to awards under the Plan may not exceed 6,763,791.

    The Plan may be amended by the Board of Directors without the consent of our shareholders, except that any amendment, although effective when made, will be subject to shareholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common shares may then be listed or quoted. The number and kind of shares reserved or deliverable under the Plan and the number and kind of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events. Following completion of our initial public offering, we filed a registration statement on Form S-8 to register the issuance of our common shares under the Plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    BY MANAGEMENT. The following table sets forth information known to FLAG Telecom with respect to the beneficial ownership of our common shares as of March 1, 2000 by (1) each of our directors, (2) each of our executive officers and (3) all of our executive officers and directors as a group. Each person listed below can be reached at our headquarters located at Emporium Building, 69 Front Street, Hamilton,

HM12 Bermuda. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment over the shares it beneficially owns.

NAME OF BENEFICIAL OWNER                                      NUMBER OF SHARES   PERCENTAGE
------------------------                                      ----------------   ----------
Andres Bande(1).............................................     1,071,707          0.79%
Edward McCormack(1).........................................       318,000          0.23%
Stuart Rubin(1).............................................       293,000          0.21%
Michael Fitzpatrick(1)......................................         8,333          0.01%
Edward McQuaid..............................................            --           --
Adnan Omar(1)...............................................        41,667          0.03%
Daniel Petri(1)(2)..........................................        41,667          0.03%
Philip Seskin...............................................            --           --
Umberto Silvestri(1)........................................         8,333          0.01%
Jonathan Solomon(1).........................................         8,333          0.01%
Dr. Vallobh Vimolvanich(1)..................................        41,667          0.03%
All directors and executive officers as a group (11
  persons)(1)...............................................     1,832,707          1.35%

------------------------

(1) Consists solely of shares that may be acquired by exercising options within sixty days of the date of this Report on form 10-K. Those shares are also deemed to be outstanding for purposes of calculating the percentage of ownership of these persons.

(2) Pursuant to a written agreement, Mr. Petri's options are held, and therefore may be deemed to be beneficially owned, by Bell Atlantic Corporation.

    BY OTHERS. The following table sets forth information known to FLAG Telecom with respect to the beneficial ownership of our common shares as of March 1, 2000 by each person known to us to beneficially own at least 5% of our common shares, other than our executive officers and directors as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares it beneficially owns.

NAME OF BENEFICIAL OWNER                                      NUMBER OF SHARES   PERCENTAGE
------------------------                                      ----------------   ----------
Bell Atlantic Corporation(1)................................     39,922,276         29.41%
Dallah Albaraka Holding Company(2)..........................     20,790,157         15.31%
Telecom Asia Corporation Public Co. Ltd.(3).................     14,630,114         10.78%
Marubeni Corporation(4).....................................      9,297,330          6.85%
The Asian Infrastructure Fund(5)............................      7,600,515          5.60%
Total.......................................................     94,073,098         69.30%

------------------------

(1) Bell Atlantic Corporation is the ultimate parent of a wholly owned subsidiary, Bell Atlantic Network Systems Company, which directly owns our shares. The business address of the direct owner is: Bell Atlantic Network Systems Company, 4 West Red Oak Lane, White Plains, NY 10604, U.S.A.

(2) Dallah Albaraka Holding Company is the parent of a wholly-owned subsidiary, Rathburn Limited, which directly owns our shares. The business address of the direct owner is: Rathburn Limited, Abbott Building, Main Street,
    P.O. Box 3186, Road Town, Tortola, BVI.

(3) Telecom Asia Corporation Public Co. Ltd. is the ultimate parent of a wholly owned subsidiary, K.I.N. (Thailand) Co., Ltd., which directly owns our shares. The business address of the direct owner is: K.I.N. (Thailand)
    Co., Ltd., c/o Telecom Holdings Company Limited, 30th Floor, Telecom Tower, 18 Ratchadaphisak Road, Huai Khwang, Bangkok 10310, Thailand. Bell Atlantic holds approximately 19% of the shares of Telecom Asia Corporation Public Co. Ltd.

(4) Marubeni Corporation is the ultimate parent of a wholly owned subsidiary, Marubeni Telecom Development Limited, which directly owns our shares. The business address of the direct owner is: Marubeni Telecom Development Limited, Cedar House, 41 Cedar Avenue, Hamilton HM 12, Bermuda.

(5) The business address of The Asian Infrastructure Fund is: c/o Caledonian Bank & Trust Limited, Caledonian House, Mary Street, Georgetown, Grand Cayman, Cayman Islands, BWI.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There exist various agreements between our subsidiaries and our shareholders (or their affiliates) for the development, construction, operation, financing and marketing of the FLAG Europe-Asia cable system and the FLAG Atlantic-1 system. The following paragraphs are a summary of the material provisions of certain of these agreements.

PROGRAM MANAGEMENT SERVICES AGREEMENT

    Under the terms of the Program Management Services Agreement, Bell Atlantic Network Systems, one of our shareholders, managed all aspects of the planning and construction of the FLAG Europe-Asia cable system including the regulatory aspects, physical layout, development of specifications, evaluation of contract bids, negotiation of the construction and maintenance agreement and supplemental arrangements, development of restoration plans, development of an operations and maintenance plan, development of a quality assurance plan and management of the actual construction and installation of the FLAG Europe-Asia cable system. FLAG Limited, in consideration of such services, agreed to reimburse Bell Atlantic Network Systems for all costs and out-of-pocket expenses incurred in connection with performing such services, plus a fee equal to 16% of payroll costs and certain outside contractor and consultant costs. In May 1998, FLAG Limited entered into a Termination and Release Agreement providing for the termination of the program management services provided by Bell Atlantic Network Systems. The total payments made under these agreements to settle all outstanding liabilities were $70 million.

MARKETING SERVICES AGREEMENT

    FLAG Limited and Bell Atlantic Network Systems entered into a Marketing Services Agreement pursuant to which Bell Atlantic Network Systems was responsible for marketing the assignable capacity of the FLAG Europe-Asia cable system. Bell Atlantic Network Systems was appointed the exclusive sales agent for FLAG Limited throughout the world and bore all marketing expenses and costs it incurred in connection with these marketing services. FLAG Limited agreed to pay commissions at the rate of 4% of commitments obtained prior to July 3, 1995 and 3% of the commitments obtained thereafter. From inception through September 1999, FLAG Limited incurred commissions and other costs in the amount of $18.4 million. In May 1998, under a Marketing Transition Agreement, FLAG Limited and Bell Atlantic Network Systems agreed to terminate the Marketing Services Agreement. Under the Marketing Transition Agreement, FLAG Limited agreed to pay certain closing down expenses, certain commissions in connection with their pre-termination activities, and up to $3 million in commissions resulting from certain post-termination sales. In this regard, FLAG Limited incurred $0.5 million in closing down expenses, $15.9 million related to commissions in connection with pre-termination sales activity and $2 million in connection with post-termination sales activity. No further commissions are due in relation to post-termination sales activity. As at September 30, 1999, $1.7 million of the above remained unpaid and fully accrued by FLAG Limited. Also, under the Marketing Transition Agreement, FLAG Limited agreed to pay a 50% commission in the event that Bell Atlantic Network Systems or an affiliate secures the sale of four whole DS3s on the FLAG Europe-Asia cable system. No such sales have occurred to date.

CONSTRUCTION CONTRACT

    Under FLAG Limited's previous credit facility, in order to obtain political risk insurance through the Ministry of International Trade and Industry of Japan, FLAG Limited named Marubeni, one of our indirect beneficial shareholders, as a nominal contractor under the construction contract. The construction contract provided that payments for substantially all of the goods and services that were sourced from outside of the United States were to be remitted through Marubeni to the relevant contractor. FLAG Limited made no payments to Marubeni in connection with its acting as nominal contractor.

PREVIOUS CREDIT FACILITY

    Marubeni was the administrative agent for Tranche B of FLAG Limited's previous credit facility and was paid a customary agency fee. FLAG Limited has retired all amounts outstanding under this credit facility, including the Tranche B indebtedness. From inception to March 31, 1998, $15.5 million in fees were paid to Marubeni.

CONTINGENT SPONSOR SUPPORT AGREEMENTS

    As a condition to obtaining FLAG Limited's previous credit facility, certain of FLAG Limited's then-existing shareholders entered into Contingent Sponsor Support Agreements to provide up to $500 million of additional equity contributions in the event of certain defaults. FLAG Limited's previous credit facility has been repaid, which benefitted the affected shareholders by releasing them from their contingent obligations under the Contingent Sponsor Support Agreements.

EMPLOYEE SERVICES AGREEMENT

    FLAG Limited has entered into an Employee Services Agreement with Bell Atlantic Global Systems under which Bell Atlantic Global Systems has seconded certain employees to FLAG Limited. As of September 1, 1999, two Bell Atlantic Global Systems employees were seconded to FLAG Limited. FLAG Limited incurred total costs of $217,000 for this service from February 27, 1999 to September 30, 1999.

CAPACITY PURCHASE AGREEMENTS

    Bell Atlantic has agreed to purchase $15 million of capacity on the FLAG Atlantic-1 cable system under a Capacity Purchase Agreement. GTE has agreed to purchase $7.5 million of capacity on the FLAG Atlantic-1 cable system pursuant to a separate Capacity Purchase Agreement. On June 27, 1998, Bell Atlantic Corporation and GTE Corporation entered into an Agreement and Plan of Merger.

PRIMARY SUPPLIER AGREEMENT

    We recently entered into a Primary Supplier Agreement with Bell Atlantic Global Systems under which Bell Atlantic Global Systems has agreed to purchase from us 50% of the undersea facilities based communications capacity in any fiber optic cable needed by Bell Atlantic Global Systems or certain of its affiliates in each of the four calendar years beginning on January 1, 2000. The purchase of capacity may be on the FLAG Europe-Asia cable system, the FLAG Atlantic-1 cable system or any additional system constructed or acquired in the future and may be effected by executing Capacity Purchase Agreements with us or any of our affiliates.

EXCHANGE AGREEMENT AND PLAN OF REORGANIZATION; TAX AGREEMENT

    On February 26, 1999, FLAG Limited's shareholders other than Bell Atlantic Network Systems exchanged all their common shares in FLAG Limited for common shares in FLAG Telecom. Bell Atlantic Network Systems, however, exchanged only a limited portion of its common shares in FLAG Limited for 3,666,155 common shares in FLAG Telecom. At the same time, Bell Atlantic Network Systems and FLAG

Telecom entered into an Exchange Agreement and Plan of Reorganization providing that Bell Atlantic Network Systems' remaining common shares in FLAG Limited would be exchanged for common shares in FLAG Telecom in the event that, prior to February 26, 2002, Bell Atlantic received certain regulatory approvals from the Federal Communications Commission allowing Bell Atlantic to offer long distance service. Effective January 4, 2000, Bell Atlantic Network Systems exchanged the remaining 36,256,121 common shares it held in FLAG Limited for an equivalent number of common shares in FLAG Telecom.

    The initial transfer by Bell Atlantic Network Systems of some of its common shares in FLAG Limited and the subsequent transfer by Bell Atlantic Network Systems of its remaining shares in FLAG Limited are intended to be treated as tax-free transactions for United States federal income tax purposes. Under a tax agreement between FLAG Telecom and Bell Atlantic Network Systems, FLAG Telecom agreed (1) to make customary representations that are designed to ensure that each exchange is treated as a tax-free transaction and (2) not to dispose of any shares in FLAG Limited or to permit FLAG Limited to dispose of substantially all of its assets for a five-year period following the initial or any subsequent exchange of shares. Any breach of this agreement would require FLAG Telecom to indemnify Bell Atlantic and Bell Atlantic Network Systems against any resulting United States federal, state or local tax consequences.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements. See index to Financial Statements on Page F-1.

    (a)(2) See Allowance for Doubtful Accounts on Page F-21. All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

    (a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
         3.1            Memorandum of Association of FLAG Telecom (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

         3.2            By-laws of FLAG Telecom (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

         4.1            Form of share certificate (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

         4.2            Letter to GE Capital Project Finance VI Ltd, from FLAG
                        Telecom regarding registration rights (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

         4.3            Letter to AT&T Capital Corporation from FLAG Telecom
                        regarding registration rights (Incorporated by Reference to the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

         4.4*           Grant of options to Andres Bande pursuant to the Long-Term
                        Incentive Plan of FLAG Telecom (Incorporated by Reference to
                        the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
         4.5*           Grant of options to Edward McCormack pursuant to the
                        Long-Term Incentive Plan of FLAG Telecom (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

         4.6*           Grant of options to Stuart Rubin pursuant to the Long-Term
                        Incentive Plan of FLAG Telecom (Incorporated by Reference to
                        the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

         4.7            Form of Registration Rights Agreement (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

         4.8            Purchase Agreement dated March 14, 2000 among FLAG Telecom
                        Holdings Limited, as Issuer, and Salomon Smith Barney Inc.,
                        Morgan Stanley & Co. International Limited, Deutsche Bank
                        Securities Inc. and Bear Stearns & Co. Inc, as Initial
                        Purchasers (Incorporated by Reference to the Registrant's
                        Current Report on Form 8-K dated March 23, 2000))

         4.9            Indenture dated March 17, 2000 between FLAG Telecom Holdings
                        Limited and The Bank of New York, as Trustee, relating to
                        11-5/8% Senior Euro Notes Due 2010 (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        dated March 23, 2000)

         4.10           Indenture dated March 17, 2000 between FLAG Telecom Holdings
                        Limited and The Bank of New York, as Trustee, relating to
                        11-5/8% Senior Dollar Notes Due 2010 (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        dated March 23, 2000)

         4.11           Registration Agreement dated March 17, 2000 among FLAG
                        Telecom Holdings Limited, as Issuer, and Salomon Smith
                        Barney Inc., Morgan Stanley & Co. International Limited,
                        Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., as Initial Purchasers (Euro Notes) (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000)

         4.12           Registration Agreement dated March 17, 2000 among FLAG
                        Telecom Holdings Limited, as Issuer, and Salomon Smith
                        Barney Inc., Morgan Stanley & Co. International Limited,
                        Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., as Initial Purchasers (Dollar Notes) (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000)

        10.1*           Long-Term Incentive Plan of FLAG Telecom (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1 (Registration No. 333-94899))

        10.2            Credit Agreement, dated as of January 28, 1998, among FLAG
                        Limited, the Term Lenders thereto, the Revolving Lenders
                        thereto, Barclays Bank PLC and International Trust Company of Bermuda Limited, including all amendments thereof
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.3            Indenture for 8 1/4% Senior Notes Due 2008, dated as of
                        January 30, 1998, between FLAG Limited and IBJ Schroeders
                        Bank & Trust Company (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.4            Further Restated Shareholders Agreement, dated 8 October
                        1999, between FLAG Atlantic Holdings Limited and GTS
                        TransAtlantic Holdings, Ltd. (Incorporated by Reference to the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.5 Exchange Agreement and Plan of Reorganization, dated as of February 26, 1999, between FLAG Telecom and Bell Atlantic
                        Network Systems Company (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
        10.6            Tax Agreement, dated as of February 26, 1999, among FLAG
                        Telecom, Bell Atlantic Corporation and Bell Atlantic Network
                        Systems Company (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.7            Marketing Transition Agreement, dated as of May 14, 1998,
                        among FLAG Limited, Bell Atlantic Network Systems Company
                        and NYNEX Network Systems Company (Incorporated by Reference
                        to the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.8 Employee Services Agreement, dated as of May 21, 1998, between FLAG Limited and Bell Atlantic Global Systems
                        Company (Incorporated by Reference to the Registrant's
                        Registration Statement on Form F-1 (Registration
                        No. 333-94899))

        10.9            Construction and Maintenance Agreement, dated as of
                        December 14, 1994, among FLAG Limited and each of the
                        landing party and other signatories (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

        10.10           Operations Contract for the FLAG Network Operations Center,
                        dated as of June 30, 1997, between FLAG Limited and Emirates
                        Telecommunications Corporation (Incorporated by Reference to
                        the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.11           Credit Agreement dated as of October 8, 1999 among FLAG
                        Atlantic Limited, Barclays Bank plc, as the Administrative
                        Agent, Dresdner Bank AG, New York Branch, as the
                        Documentation Agent, Westdeutsche Landesbank Girozentrale,
                        New York Branch, as the Syndication Agent, Barclays Bank plc
                        and the other Lenders listed therein, as Lenders and
                        Barclays Capital, as the Lead Arranger (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

        10.12           FLAG Atlantic Fibre Optic Cable System Contract, dated
                        20 September 1999, among FLAG Atlantic Limited, FLAG
                        Atlantic UK LImited, FLAG Atlantic USA Limited, FLAG
                        Atlantic France SARL, Alcatel Submarine Networks, Alcatel
                        Submarine Networks, Alcatel Submarine Networks, Inc. and
                        Alcatel Submarine Networks Limited (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 (Registration No. 333-94899))

        10.13           Equity Contribution Agreement, dated as of October 8, 1999, among FLAG Atlantic Limited, FLAG Atlantic Holdings Limited and Barclays Bank plc, as Administrative Agent (Incorporated
                        by Reference to the Registrant's Registration Statement on
                        Form F-1 (Registration No. 333-94899))

        10.14           Equity Contribution Agreement, dated as of October 8, 1999, among FLAG Atlantic Limited, GTS TransAtlantic Holdings,
                        Ltd. and Barclays Bank plc, as Administration Agent
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.15           Limited Guarantee Agreement, dated as of October 8, 1999,
                        made by FLAG Atlantic Holdings Limited on favor of Barclays
                        Bank plc, as Secured Party (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.16           Shareholder Pledge Agreement, dated as of October 8, 1999, among GTS TransAtlantic Holdings, Ltd., FLAG Atlantic
                        Holdings Limited and Barclays Bank plc, as Secured Party
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
        10.17           Capacity Right of Use Agreement dated 7 October, 1999 among
                        FLAG Atlantic Limited, FLAG Atlantic USA Limited and NYNEX
                        Long Distance Company, d/b/a Bell Atlantic Long Distance
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.18           Capacity Right of Use Agreement dated 8 October, 1999 among
                        FLAG Atlantic Limited, FLAG Atlantic USA Limited and GTE
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.19           Fibre, Capacity and Facilities Purchase Agreement dated 8
                        October, 1999 among FLAG Atlantic Limited, FLAG Atlantic USA
                        Limited and GTS Transatlantic Carrier Services Limited
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.20           Capacity Right of Use Agreement dated 17 November, 1999
                        among FLAG Atlantic Limited, FLAG Atlantic USA Limited,
                        PSINetworks Company, PSINet Telecom Limited and PSINetworks
                        SARL (Incorporated by Reference to the Registrant's
                        Registration Statement on Form F-1 (Registration
                        No. 333-94899))

        10.21 Indefeasible Right of Use Agreement dated 8 October, 1999 among FLAG Atlantic Limited, FLAG Atlantic USA Limited and
                        Teleglobe USA Inc. (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.22           South East Asia and Indian Ocean Cable Maintenance
                        Agreement, dated as of June 1, 1986, among FLAG Limited and the other parties listed on Schedule A1 and Supplemental
                        Agreements thereto (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.23           Atlantic Cable and Maintenance Repair Agreement, dated as of
                        January 20, 1998, among FLAG Limited and the parties
                        identified on Schedule A attached thereto (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1 (Registration No. 333-94899))

        10.24           Mediterranean Cable Maintenance Agreement, dated April 20,
                        1999, among FLAG Limited and the other Signatories listed on
                        Schedule A1 thereto (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        10.25           ROV Service Agreement, dated as of January 1, 1999, among
                        FLAG Limited, France Cables et Radio, Elettra TLC S.p.A. and
                        the other entities identified on Schedule 1 thereto
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.26           SCARAB III and IV Users Agreement dated February 28, 1990
                        among FLAG Limited and those other parties listed
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

        10.27           Primary Supplier Agreement dated January 18, 2000 between
                        Bell Atlantic Global Systems Company and the Company
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 (Registration No. 333-94899))

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
        13              For 20-F filed as of April 13, 1999 (File No. 333-08456)
                        (Incorporated by reference) (Incorporated by Reference to
                        the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899))

        21 List of subsidiaries of the Company (Incorporated by Reference to the Registrant's Registration Statement on
                        Form F-1 (Registration No. 333-94899))

        23.1            Consent of Arthur Andersen

    (b) REPORTS ON FORM 8-K We were not required to file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1999.

                              FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants (Arthur
  Andersen).................................................     F-2
Consolidated Balance Sheet as of December 31, 1999
  (audited).................................................     F-3
Consolidated Statement of Operations for the period from
  incorporation to December 31, 1999 (audited)..............     F-4
Consolidated Statement of Comprehensive Income for the
  period from incorporation to December 31, 1999
  (audited).................................................     F-5
Consolidated Statement of Shareholders' Equity for the
  period from incorporation to December 31, 1999
  (audited).................................................     F-6
Consolidated Statement of Cash Flows for the period from
  incorporation to December 31, 1999 (audited)..............     F-7
Notes to Consolidated Financial Statements..................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FLAG Telecom Holdings Limited:

    We have audited the accompanying consolidated balance sheet of FLAG Telecom Holdings Limited (a Bermuda company) and subsidiaries (the "Group") as of December 31, 1999, and the related consolidated statement of operations, comprehensive income, shareholders' equity and cash flows for the period from incorporation to December 31, 1999. These financial statements are the responsibility of FLAG Telecom Holdings Limited's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FLAG Telecom Holdings Limited and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the period from incorporation to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen
Hamilton, Bermuda
March 3, 2000

                         FLAG TELECOM HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1999

          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                 1999
                                                              ----------
ASSETS:
Current assets:
  Cash......................................................  $    3,191
  Accounts receivable, net of allowance for doubtful
    accounts of $6,827......................................      90,065
  Due from affiliate........................................       2,000
  Prepaid expenses and other assets.........................       3,460
                                                              ----------
                                                                  98,716

Funds held by collateral trustee............................     134,066
Capacity available for sale.................................     774,366
Capitalized financing costs, net of accumulated amortization
  of $2,731.................................................      11,678
Investment in associated companies..........................       7,162
Fixed assets, net...........................................     299,743
                                                              ----------
                                                              $1,325,731
                                                              ==========

LIABILITIES:
Current liabilities:
  Accrued construction costs................................  $   52,411
  Accrued liabilities.......................................      39,152
  Accounts payable..........................................       7,807
  Income taxes payable......................................       4,531
Deferred revenue and other..................................      48,501
                                                              ----------
                                                                 152,402

8 1/4% Senior Notes, due 2008, net of unamortized discount
  of $4,878.................................................     425,270
Long-term debt..............................................     190,000
Deferred revenue and other..................................     100,724
Deferred taxes..............................................       3,973
                                                              ----------
                                                                 872,369

MINORITY INTEREST...........................................     154,817

SHAREHOLDERS' EQUITY:
Common shares, $.0006 par value.............................          42
Additional paid-in capital..................................     313,848
Foreign currency translation adjustment.....................         141
Accumulated deficit.........................................     (15,486)
                                                              ----------
                                                                 298,545
                                                              ----------
                                                              $1,325,731
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 1999
                                                              -----------
REVENUES:
  Capacity sales, net of discounts..........................  $    94,603
  Standby maintenance and restoration revenue...............       37,827
                                                              -----------
                                                                  132,430
SALES AND OTHER OPERATING EXPENSES:
  Cost of capacity sold.....................................       41,349
  Operations and maintenance (including non-cash
    compensation expense of $2,647).........................       26,201
  Sales and marketing (including non-cash compensation
    expense of $1,534)......................................       11,096
  General and administrative (including non-cash
    compensation expense of $4,619).........................       22,901
  Depreciation and amortization.............................       11,133
                                                              -----------
                                                                  112,680

OPERATING INCOME............................................       19,750
INCOME FROM AFFILIATE.......................................          361
INTEREST EXPENSE............................................       45,062
INTEREST INCOME.............................................        7,188
                                                              -----------
LOSS BEFORE MINORITY INTEREST AND INCOME TAXES..............      (17,763)
MINORITY INTEREST...........................................       (3,826)
                                                              -----------
LOSS BEFORE INCOME TAXES....................................      (13,937)
PROVISION FOR INCOME TAXES..................................        1,549
                                                              -----------
NET LOSS....................................................  $   (15,486)
                                                              ===========
Basic income per common share...............................  $     (0.22)
Diluted income per common share.............................  $     (0.21)
Weighted average common shares outstanding..................   69,709,935

   The accompanying notes are an integral part of these financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999
                                                              --------
NET LOSS....................................................  $(15,486)
Foreign currency translation adjustment.....................       141
                                                              --------
COMPREHENSIVE INCOME........................................  $(15,345)
                                                              --------

   The accompanying notes are an integral part of these financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              FOREIGN
                                COMMON SHARES        ADDITIONAL                              CURRENCY         TOTAL
                            ----------------------    PAID-IN        STOCK       RETAINED   TRANSLATION   SHAREHOLDERS'
                              SHARES      AMOUNT      CAPITAL     COMPENSATION   EARNINGS   ADJUSTMENT       EQUITY
                            ----------   ---------   ----------   ------------   --------   -----------   -------------
Opening balance...........          --   $     --     $     --       $    --     $     --       $ --        $     --
Issuance of shares in
  exchange for shares in
  FLAG Limited............  69,709,935         42      305,048            --           --         --         305,090
Stock compensation
  accrued.................          --         --       18,088       (18,088)          --         --
Stock compensation current
  year charge.............          --         --           --         8,800           --         --           8,800
Foreign currency
  translation
  adjustment..............          --         --           --            --           --        141             141
Net loss for period.......          --         --           --            --      (15,486)        --         (15,486)
                            ----------   ---------    --------       -------     --------       ----        --------
Balance, December 31,
  1999....................  69,709,935   $     42     $323,136       $(9,288)    $(15,486)      $141        $298,545
                            ==========   =========    ========       =======     ========       ====        ========

   The accompanying notes are an integral part of these financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999
                                                              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common shareholders..................  $(15,486)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Minority interest.........................................    (3,826)
  Amortization of financing costs...........................     1,370
  Provision for doubtful accounts...........................    (1,803)
  Accretion of discount on 8 1/4% senior notes..............       493
  Stock compensation........................................     8,800
  Depreciation and amortization.............................    11,133
  Deferred taxes............................................       625
  Add (deduct) net changes in operating assets and
    liabilities:
    Accounts receivable.....................................     1,078
    Due from affiliate......................................    (2,000)
    Prepaid expenses and other assets.......................        86
    Capacity available for sale.............................    47,463
    Accounts payable and accrued liabilities................    24,972
    Income taxes payable....................................    (2,793)
    Due to affiliate........................................    (1,175)
    Deferred revenue and other..............................    46,845
                                                              --------
      Net cash provided by operating activities.............   115,782
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs incurred....................................      (970)
Repayment of long-term debt.................................   (66,500)
Decrease in funds held by collateral trustee................    85,068
                                                              --------
      Net cash provided by financing activities.............  $ 17,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction..................................  (123,558)
Investment in affiliate.....................................    (7,162)
                                                              --------
Purchase of fixed assets....................................    (1,407)
                                                              --------
      Net cash used in investing activities.................  (132,127)
NET INCREASE IN CASH........................................     1,254
Effect of foreign currency movements........................        21
CASH, beginning of period...................................     1,916
                                                              --------
CASH, end of year...........................................  $  3,191
                                                              ========
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Decrease in capacity available for sale.....................  $ 59,463
Decrease in accrued construction costs......................   (12,000)
                                                              --------
Cost of capacity sold.......................................  $ 47,463
                                                              --------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Increase in construction in progress........................  $ 34,039
Decrease in accrued construction costs......................    89,519
                                                              --------
Cash paid for construction in progress......................  $123,558
                                                              --------
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest expense for period.................................  $ 45,062
Amortization of financing costs.............................    (1,863)
Decrease (increase) in accrued interest payable.............    (4,170)
                                                              --------
Interest paid...............................................  $ 39,029
                                                              --------
Interest capitalized........................................  $  1,281
                                                              --------

   The accompanying notes are an integral part of these financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND

    FLAG Telecom was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies. On February 26, 1999 FLAG Telecom acquired approximately 65.79% of FLAG Limited by exchanging 69,709,935 shares of FLAG Limited common stock for the same number of shares of FLAG Telecom common stock. The minority shareholder of FLAG Limited exchanged its remaining holding in FLAG Limited for shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalisation such that no goodwill arises and assets and liabilities are reflected at carryover basis.

    The results of the operations of FLAG Limited have been included in the consolidated results of FLAG Telecom's operations since the date of acquisition.

    FLAG Limited is a facilities-based provider of telecommunications capacity to licensed international carriers through its ownership of the world's longest independent, privately-owned digital fiberoptic undersea cable system. The FLAG Europe-Asia cable system links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China, along a route which adjoins countries with approximately 75% of the world's population. The FLAG Europe-Asia cable system was constructed to address the growing demand for high performance, secure and cost-effective digital communications for voice, data and video along its route. FLAG Limited provides capacity on the FLAG Europe-Asia cable system at market-based prices to licensed international carriers. The FLAG Europe-Asia cable system, which was placed in commercial service on November 22, 1997, cost approximately $1.6 billion to construct, and consists of over 28,000 kilometers of fiberoptic cable.

    FLAG Telecom also has an indirect 50% interest in FLAG Atlantic Limited via FLAG Atlantic Holdings Limited, a wholly-owned subsidiary. FLAG Atlantic Limited is a joint venture company set up to build, own and operate a transatlantic fiber optic cable system connecting the United States, United Kingdom and France. Global Telesystems Group, Inc. owns the other 50% interest in the venture. The transatlantic cable system will be designed to carry voice, high-speed data and video traffic. The FLAG Atlantic system is expected to be ready for service in the first quarter of 2001.

    FLAG Telecom is also developing various wholesale services, which will provide customers city-to-city and site-to-site managed bandwidth on a short term lease basis. The first such service on the London to Madrid route went into service in the fourth quarter.

2. SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. Dollars ("Dollars"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies are summarized as follows:

    a)  Basis of Consolidation

    The financial statements consolidate the financial statements of FLAG Telecom and its subsidiary companies after eliminating intercompany transactions and balances. Investments in which FLAG Telecom has an investment of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method. The excess of the contributions over the Group's proportionate share of the net assets acquired are amortized on a straight line basis over the expected economic life and is recorded as a component of "income from affiliates".

    b)  Revenue Recognition

    Capacity contracts are accounted for as leases. For contracts that satisfy sales type lease accounting, revenues are recognized upon the date the risks and rewards of ownership are transferred to the purchaser, which is the date the capacity is made available for activation and the customer becomes responsible for maintenance charges. As a result of the issue of Interpretation 43 "Real Estate Sales, an interpretation of FASB Statement No. 66", capacity contracts entered into after June 30, 1999 must satisfy the additional requirements for sales of real estate to qualify for sales type lease accounting.

    Capacity contracts that do not qualify for sales type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. Until June 30, 1999 revenues from operating lease transactions were considered incidental and recorded as a reduction of the capacity available for sale.

    Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue.

    Because substantially all receivables under agreements qualifying as sales-type leases are receivable within 75 days of the date the risks and rewards of ownership are transferred to the customer, the accounts receivable balance in the accompanying balance sheets, representing the gross future minimum lease payments due, approximates the present value of future minimum lease payments. Amounts billed to customers for maintenance and repair services are invoiced separately from capacity lease payments. There are no guaranteed or unguaranteed residual values accruing to the benefit of the Group.

    In exchange for construction costs incurred, FLAG Limited had granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity at a future date under signed capacity credit agreements. Such amounts received or receivable under these agreements and the capacity credits granted to suppliers are recorded as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets. Deferred revenue also includes amounts invoiced for standby maintenance which are applicable to future periods.

    Standby maintenance and restoration charges are invoiced separately from capacity sales. Revenues relating to standby maintenance and restoration are recognized over the period the service is provided.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    c)  Cost of Sales

    The cost relating to capacity sold under sales type lease contracts is recognized as cost of sales upon recognition of revenues. The amount charged to cost of sales is based on the ratio of capacity sales recognized as revenues in the period to total expected revenues over the entire life of the cable system multiplied by the total construction costs. This calculation of cost of sales matches costs with the relative sales value of each sale to total expected revenues.

    Management's estimate of total expected revenues over the life of the cable system may change due to a number of factors affecting estimated future revenues including changes in management's estimate of the units of capacity to be sold and changes in the expected sales value per unit of capacity to be sold. Additionally, the cost per unit will decrease in the event the capacity of the cable system is upgraded in the future to increase the units of capacity available for sale. Changes in management's estimate of total expected revenues over the life of the cable system will result in adjustments to the calculations of cost of sales. These adjustments will be recorded on a prospective basis over future periods commencing with the period management revises its estimate.

    Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and depreciated over the remaining economic life of the network.

    d)  Commissions

    Commissions for purchase commitments are recognized as an expense upon recognition of the related revenues.

    e)  Capacity Available for Sale and Construction in Progress

    Capacity available for sale is recorded at the lower of cost or fair value less cost to sell and is charged to cost of sales as capacity is sold. Until contracts are entered into that preclude sales type lease accounting for a particular segment, the cost of such segment will remain in capacity available for sale. Construction in progress is transferred to capacity available for sale at the date it is completed and placed into commercial operation if the capacity contracts on the particular segment will satisfy sales type lease accounting rules. Construction in progress relating to other segments is transferred to fixed assets and depreciated over its remaining economic life. Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing right licenses, costs related to program management, costs for the route surveys, and other costs necessary for developing the cable system.

    f)  Capitalized Financing Costs

    Costs incurred by FLAG Limited to obtain financing for the FLAG Europe-Asia cable system have been capitalized and are being amortized over the term of the related borrowings. Capitalized costs relating to existing financings are written off when a refinancing occurs.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    g)  Fixed Assets

    Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment.....................................  33 1/3% per annum
Fixtures and fittings..................................  20% per annum
Leashold improvement...................................  remaining lease term
Motor vehicles.........................................  20% per annum
Network assets.........................................  6 2/3% per annum

    h)  Interest Rate Derivatives

    The Group uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. The Group does not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial institutions with high credit quality. The Group is exposed to credit loss in the event of nonperformance by these counterparties.

    At the end of March 1998, FLAG Limited entered into two interest rate swap agreements to manage its exposure to interest rate fluctuations on the $370,000 bank credit facility undertaken on January 30, 1998 (the "New Credit Facility"). Under the swap agreements, FLAG Limited pays a fixed rate of 5.60% on a notional amount of $60,000 and a fixed rate of 5.79% on a notional amount of $100,000 and the counterparty pays the floating rate based on LIBOR. The swap agreements terminate in January and July 2000, respectively, unless extended by an additional one year and six months, respectively, at the option of the counterparty.

    The 8 1/4% Senior Notes arising on the refinancing undertaken on January 30, 1998 (the "Senior Notes") accrue interest at the rate of 8 1/4% per annum paid semi-annually on January 30 and July 30 of each year, commencing on July 30, 1998 (see Note 4. "Long-term Debt"). Interest is expensed as it accrues. The Senior Notes are redeemable at FLAG Limited's option, in whole or in part, at any time on or after January 30, 2003, at specified option prices. In the event of any equity offering before January 31, 2001, FLAG Limited may use all or a portion of the net proceeds therefrom to redeem up to 33 1/3% of the original principal amount of the Senior Notes at a redemption price of 108.25% plus accrued and unpaid interest. If FLAG Limited has excess cash flow, as defined, for any fiscal year commencing in 2001, FLAG Limited is required, subject to certain exceptions and limitations, to make an offer to purchase the Senior Notes at specified prices. Upon a change in control, the noteholders may require FLAG Limited to purchase all or any portion of the outstanding notes at a price equal to 101% of the principal amount plus accrued but unpaid interest.

    For interest rate derivatives to qualify for hedge accounting, the debt instrument being hedged must expose the Group to interest rate risk and, at the inception of the derivative instrument and throughout the period the derivative is held, there must be a high correlation of changes in the market value of the derivative and interest expense of the hedged item. Under hedge accounting, net interest payments due to or from the counterparties are recorded as an increase or reduction in interest expense.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    If an interest rate derivative instrument were to terminate or be replaced by another instrument and no longer qualify as a hedge instrument, then it would be marked to market and carried on the balance sheet at fair value.

     i) Translation of Foreign Currencies

    Transactions in foreign currencies are translated into United States Dollars at the rate of exchange prevailing at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at year end are translated into Dollars at the rate of exchange at that date. Foreign exchange gains or losses are reflected in the accompanying statements of operations.

    The statements of operations of overseas subsidiary undertakings are translated into United States Dollars at average exchange rates and the year-end net investments in these companies are translated at year-end exchange rates. Exchange differences arising from retranslation at year-end exchange rates of the opening net investments and results for the year are charged or credited directly to the cumulative translation adjustment in shareholders' equity.

    j)  Long Term Incentive Plan

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), the Company has chosen to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options.

    k)  Income Taxes

    Deferred taxes are determined based on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. A deferred tax liability or asset is recorded using the enacted tax rates expected to apply to taxable income in the period in which the deferred tax liability or asset is expected to be settled or realized. Future tax benefits attributable to these differences, if any, are recognizable to the extent that realization of such benefits is more likely than not.

    l)  Net Income per Common Share

    Basic net income per common share is based on dividing net income applicable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period.

    m) Impairment of Long-Lived Assets

    The Group periodically reviews events and changes in circumstances to determine whether the recoverability of the carrying value of long-lived assets should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted cash flows and the carrying value of long-lived assets would be recognized by the Group.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    n)  Pending Accounting Standards

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Following the amendment made by SFAS No. 137, SFAS 133 is effective for periods beginning after June 15, 2000. Management is currently assessing the impact of the adoption of SFAS 133 on the Company's financial position and results of operations, which may be material.

    o)  Reverse Stock Split

    The accompanying consolidated financial statements have been retroactively restated to give effect to the reverse stock split of 6:1 carried out by the Company on February 11, 2000.

3. FIXED ASSETS

    Fixed assets consist of the following:

                                                                1999
                                                              --------
Fixtures and fittings.......................................  $  1,504
Leasehold improvements......................................     2,667
Computer equipment..........................................     3,031
Motor vehicles..............................................       286
Network assets..............................................   304,508
                                                              --------
                                                               311,996
Less--Accumulated depreciation..............................   (12,253)
                                                              --------
Net book value..............................................  $299,743
                                                              ========

    As a result of the application of FIN 43, sales on certain parts of the FLAG system will not be able to satisfy the requirements for sales type lease accounting. Accordingly the costs of these parts of the system have been reclassified with effect from July 1, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining useful economic life of 15 years.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

4. LONG-TERM DEBT

    The Group's long-term debt comprises the following:

                                                                1999
                                                              --------
Bank credit facility........................................  $190,000
8 1/4% Senior Notes, due 2008, net of unamortized discount
  of $4,730.................................................  $425,270

    On January 30, 1998, FLAG Limited completed a refinancing which consisted of $370,000 of bank credit facilities under the New Credit Facility and $430,000 of the Senior Notes. Proceeds received under the Senior Notes were $424,088, net of a $5,912 discount. The Senior Notes are not secured by any asset of the Group. Accordingly, they are effectively subordinated to any secured obligation arising from the New Credit Facility.

    The bank credit facilities include a seven-year $320,000 term loan facility and a $50,000 revolving credit facility. Total Group borrowings under the credit facility at December 31, 1999 are $190,000. Under the term loan and revolving credit facilities, borrowings bear interest at LIBOR plus 190 to 212.5 basis points and are secured by a pledge of substantially all of FLAG Limited's assets and revenues, other than FLAG Limited's physical assets.

    The New Credit Facility and the indenture under which the Senior Notes were issued impose certain operating and financial restrictions on FLAG Limited. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of FLAG Limited to incur additional indebtedness, repay indebtedness (including the Senior Notes) prior to stated maturities, sell assets, make investments, engage in transactions with shareholders and affiliates, issue capital stock, create liens or engage in mergers or acquisitions. These restrictions could also limit the ability of FLAG Limited to effect future financings, make needed capital expenditures, withstand a future downturn in FLAG Limited's business or the economy in general, or otherwise conduct necessary corporate activities.

    The collateral trustee maintains certain accounts in accordance with the terms of FLAG Limited's credit facility. The collateral trustee has a security interest in these accounts.

    As at December 31, 1999, contractual maturities of the Group's indebtedness over the next five years were as follows:

YEAR ENDED DECEMBER 31,
-----------------------
2000........................................................       --
2001........................................................       --
2002........................................................       --
2003........................................................   58,080
2004........................................................  105,600

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

4. LONG-TERM DEBT (CONTINUED)
    The above bank credit facility amended on February 16, 2000 and the contractual maturities of the new facility over the next five years are as follows:

YEAR ENDED DECEMBER 31,
-----------------------
2000........................................................       --
2001........................................................    5,625
2002........................................................   22,500
2003........................................................   28,125
2004........................................................   35,625

5. SHAREHOLDER'S EQUITY

    The authorized common share capital of FLAG Telecom consists of 189,833,333 shares with a par value of $.0006 per share. The following number of shares were issued and outstanding at December 31, 1999.

                                                                 1999
                                                              -----------
Shares outstanding..........................................   69,709,935
Share capital...............................................  $        42

    On February 26, 1999, FLAG Limited's shareholders other than Bell Atlantic Network Systems exchanged all their common shares in FLAG Limited for common shares in FLAG Telecom. Bell Atlantic Network Systems, however, exchanged only a limited portion of its common shares in FLAG Limited for 3,666,155 common shares in FLAG Telecom. At the same time, Bell Atlantic Network Systems and FLAG Telecom entered into an Exchange Agreement and Plan of Reorganization providing that Bell Atlantic Network Systems' remaining common shares in FLAG Limited would be exchanged for common shares in FLAG Telecom in the event that, prior to February 26, 2002, Bell Atlantic receives certain regulatory approvals from the Federal Communications Commission allowing Bell Atlantic to offer long distance service. Such regulatory approvals were obtained and Bell Atlantic exchanged its remaining common shares in FLAG Limited for 36,256,121 common shares in FLAG Telecom on January 4, 2000.

    By ownership of their common shares, the shareholders are entitled to one vote per share at each meeting of the shareholders and, at any general meeting or special meeting of all shareholders. Common shareholders are entitled to receive dividends or distributions declared or paid, pro rata in proportion to the total number of common shares held.

6. STOCK OPTIONS

    In March, 1998, the Group adopted a Long-Term Incentive Plan under which options may be granted on up to 4,206,305 shares of common stock to eligible members of staff. During 1999, the maximum number of options that could be granted under the plan was increased to 6,763,791. Generally, options granted under this plan vest and are exercisable over periods up to four years from the date of their grant, subject to meeting certain qualifying criteria. All options vest no later than eight years and expire ten years after the date of grant.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)
    The following summarizes stock option activity under this plan:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Balance December 31, 1997..........................         --        $   --
Granted............................................  2,357,706          6.42
Forfeited..........................................         --            --
                                                     ---------        ------
Balance December 31, 1998..........................  2,357,706          6.42
Granted............................................  1,758,344          6.80
Forfeited..........................................    (21,651)         6.42
                                                     ---------        ------
Balance December 31, 1999..........................  4,094,399        $ 6.58
                                                     =========        ======

    At December 31, 1998 and December 31, 1999 no options had vested.

    The weighted average fair value of options granted during 1998 and 1999 was $3.64 and $13.15 per share respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1999: risk-free interest rates ranging from 5.1% to 5.8%; expected lives of 5.0 years; expected dividend yield of zero percent; and expected volatility of 59%.

    During the period ended December 31, 1999 the Company recorded additional shareholders capital of $18,088 relating to awards under the Long Term Incentive Plan. During the period the Company recorded an expense of $8,800. Expected future charges in respect of these stock options are as follows:

2000........................................................  7,231
2001........................................................  2,007
2002........................................................     50

    Had compensation cost for these grants been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Group's net income and net income per share would have been reduced to the following amounts:

NET LOSS                                                        1999
--------                                                      --------
  As reported...............................................  $(15,486)
  Pro forma.................................................  $(26,967)
Basic income per share
  As reported...............................................  $  (0.22)
  Pro forma.................................................  $  (0.39)
Diluted income per share
  As reported...............................................  $  (0.21)
  Pro forma.................................................  $  (0.37)

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)
    The weighted average remaining contractual life of all options is 8.9 years. The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported income for future years.

7. BASIC AND DILUTED INCOME PER COMMON SHARE

                                                                 1999
                                                              -----------
Net loss....................................................  $   (15,486)
Number of shares............................................   69,709,935
Basic income per share......................................  $     (0.22)
Diluted income per share....................................  $     (0.21)

8. FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and fair values of the Group's financial instruments as of December 31, 1999:

                                                                1999
                                                   NOTIONAL   CARRYING     FAIR
                                                    AMOUNT     AMOUNT     VALUE
                                                   --------   --------   --------
Funds held by Collateral Trustee.................       --    134,066    134,066
8 1/4% Senior Notes..............................  430,000    425,270    395,600
Long-term debt...................................       --    190,000    190,000
Interest rate swaps..............................  160,000         --        370

    The notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Group's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

8. FINANCIAL INSTRUMENTS (CONTINUED)
    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties.

Funds held by Collateral Trustee................  The carrying amount is a reasonable estimate of fair value as the balance includes amounts held in
                                                  banks and time deposits with a short-term maturity.

8 1/4% Senior Notes.............................  The carrying amount of the 8 1/4% Senior Notes is the net proceeds of the Senior Notes issue. The
                                                  fair value is based on the market price of the
                                                  Senior Notes at December 31, 1999.

Long-term debt..................................  The carrying amount of the long term debt is the proceeds drawn on the New Credit Facility. The debt
                                                  is subject to variable interest rates, and
                                                  therefore, in management's opinion, the carrying
                                                  amount approximates the fair value of the long term
                                                  debt.

Interest rate swaps.............................  The interest rate swaps agreements are "zero cost"
                                                  meaning that the cost of acquiring the agreement is
                                                  embedded in the interest rate spread. As such, the
                                                  agreement does not have a carrying value. The fair
                                                  value is estimated using an option pricing model
                                                  and values the changes in interest rates since
                                                  inception, and the potential for future changes
                                                  over the remaining term.

9. TAXES

    At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, FLAG Telecom and all its subsidiaries registered in Bermuda have received an undertaking from the Bermuda Government exempting them from all such taxes until March 28, 2016.

    The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on income derived from capacity sales and standby maintenance revenues from customers in certain jurisdictions along the FLAG Europe-Asia cable system where FLAG Limited is deemed to have a taxable presence or the Group is otherwise subject to tax.

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

9. TAXES (CONTINUED)
    Income tax expense, which consists entirely of taxes payable to foreign governments, is comprised of the following:

                                                                1999
                                                              --------
Current.....................................................    1,080
Deferred....................................................      469
                                                               ------
                                                               $1,549

    Deferred taxes arise principally because, for tax purposes, in certain jurisdictions, revenues from capacity sales are deferred and recognized as taxable income over the estimated life of the FLAG Europe-Asia cable system. The provision for deferred tax comprises the following:

                                                                1999
                                                              --------
Capacity sales revenues deferred for tax purposes...........  $17,066
Deferred commissions for tax purposes.......................   (1,851)
Future depreciation for tax purposes........................   (8,648)
Tax losses carried forward..................................   (2,220)
Other.......................................................     (374)
                                                              -------
                                                              $ 3,973

    Since Bermuda does not impose an income tax, the difference between reported tax expense in the accompanying statements of operations and tax as computed at statutory rates, is attributable to the provisions for foreign taxes shown above.

10. RELATED PARTY TRANSACTIONS

    In May 1998, FLAG Limited entered into an Employee Services Agreement with Bell Atlantic Global Systems ("BAGS") pursuant to which BAGS seconds certain employees to FLAG Limited. The total cost incurred for this service during the period from incorporation to December 31, 1999 was $298. These costs have been expensed in the accompanying statements of operations.

11. COMMITMENTS AND CONTINGENCIES

    As of December 31, 1999, FLAG Limited was committed under supply contracts for the cable system for final payments totalling $52,411 representing funds withheld pending the completion of certain outstanding items under the supply contracts. Provision has been made in full in the Group's financial statements to cover the anticipated final payments.

    During 1997 FLAG Limited entered into an operations contract for the FLAG Network Operations Center (the "FNOC") with one of the landing parties on the FLAG, Europe-Asia cable system. The terms of the contract require the landing party to provide a permanent facility in which to locate the FNOC along with qualified personnel and additional support as required to assist in the operations of the FNOC. In exchange for the services provided under the contract, FLAG Limited is committed to compensate the landing party an annual fixed charge for rent of the premises where the FNOC is located equal to $200 for

                         FLAG TELECOM HOLDINGS LIMITED

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) the first year of the contract increasing in 5% increments for the following three years. Costs incurred by the landing party to provide qualified personnel and additional support are to be reimbursed by FLAG Limited on a cost plus basis.

    FLAG Limited has entered into lease agreements for the rental of office space. Estimated future minimum rental payments under the leases are as follows:

2000........................................................  $1,301
2001........................................................     717
2002........................................................     556
2003........................................................     541
2004........................................................     541
Thereafter..................................................   2,291

    FLAG Limited is also committed to make quarterly payments under standby maintenance agreements for the period commencing October 8, 1997 and continuing through December 31, 2007. Estimated future payments under the standby maintenance agreements are as follows:

2000........................................................  $24,540
2001........................................................   24,790
2002........................................................   25,286
2003........................................................   25,792
2004........................................................   26,307
Thereafter..................................................   82,121

    The estimated future payments under the standby maintenance agreements are based on a number of assumptions, including, among other things, the proportion of the total cable system capacity sold at any point in time and the number of other cable systems serviced under the agreement.

    The Group is subject to legal proceedings and claims in the ordinary course of business. Based on consultations with legal counsel, management does not believe that any of these proceedings or claims will have a material effect on the Group's financial position or results of operations.

                                   SCHEDULE 2

                                                  BALANCE                   CHARGE TO                BALANCE
                                                 BEGINNING    EFFECTS OF     COSTS/                   END OF
                                                 OF PERIOD   ACQUISITIONS    EXPENSE    DEDUCTIONS    PERIOD
                                                 ---------   ------------   ---------   ----------   --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

FLAG Limited...........                    1995   $   --            --           --            --     $   --

FLAG Limited...........                    1996   $   --            --           --            --     $   --

FLAG Limited...........                    1997   $   --            --        9,054            --     $9,054

FLAG Limited...........                    1998   $9,054            --        1,445        (1,869)    $8,630

FLAG Limited...........       January 1 through
                              February 26, 1999   $8,630                         --            --      8,630

FLAG Telecom...........   Incorporation through
                              December 31, 1999   $   --         8,630           --        (1,803)    $6,827

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, FLAG Telecom Holdings Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on the 30th day of March, 2000.

                                                       FLAG TELECOM HOLDINGS LIMITED

                                                       By:               /s/ STUART RUBIN
                                                            -----------------------------------------
                                                            Name: Stuart Rubin
                                                            Title:  Assistant Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ ANDRES BANDE                     Chairman and Chief Executive
     -------------------------------------------         Officer (Principal Executive  March 30, 2000
                    Andres Bande                         Officer)

                                                       Chief Operating Officer
                /s/ EDWARD MCCORMACK                     (Principal Financial and
     -------------------------------------------         Accounting Officer) and       March 30, 2000
                  Edward McCormack                       Director

                  /s/ STUART RUBIN
     -------------------------------------------       General Counsel and Assistant   March 30, 2000
                    Stuart Rubin                         Secretary

               /s/ MICHAEL FITZPATRICK
     -------------------------------------------       Director                        March 30, 2000
                 Michael Fitzpatrick

                /s/ EDWARD J. MCQUAID
     -------------------------------------------       Director                        March 30, 2000
                  Edward J. McQuaid

     -------------------------------------------       Director                        March   , 2000
                     Adnan Omar

                  /s/ DANIEL PETRI
     -------------------------------------------       Director                        March 30, 2000
                    Daniel Petri

                  /s/ PHILIP SESKIN
     -------------------------------------------       Director                        March 30, 2000
                    Philip Seskin

                /s/ UMBERTO SILVESTRI
     -------------------------------------------       Director                        March 30, 2000
                  Umberto Silvestri

                /s/ JONATHAN SOLOMON
     -------------------------------------------       Director                        March 30, 2000
                  Jonathan Solomon

     -------------------------------------------       Director                        March   , 2000
               Dr. Vallobh Vimolvanich