Form 10-Q
period 2000-03-31
FLAG TELECOM HOLDINGS LTD
filed 2000-05-15
CIK 1102752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE OF 1934 For the transition period from ________to ________

                         Commission File No.: 000-292307

                          FLAG TELECOM HOLDINGS LIMITED
             (Exact name of Registrant as specified in its charter)

                                   Cedar House
                                 41 Cedar Avenue
                             HAMILTON HM12, BERMUDA
                     (Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

133,940,723 common shares were outstanding as of May 8, 2000

The Exhibit Index, filed as a part of this report, appears on page 17.



================================================================================

                          FLAG TELECOM HOLDINGS LIMITED

                                    FORM 10-Q

                                      INDEX


PAGE

PART I   FINANCIAL INFORMATION..............................................  1

ITEM 1:  FINANCIAL STATEMENTS...............................................  1
         1.A  Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999.............................................  1
         1.B  Consolidated Statements of Operations for the three
              months ended March 31, 2000, the period from incorporation to March 31, 1999 and the period from January 1, 1999 to
              February 26, 1999 (FLAG Limited)..............................  2
         1.C Consolidated Statement of Comprehensive Income for the three months ended March 31, 2000, the period from incorporation to March 31, 1999 and the period from January 1, 1999 to
              February 26, 1999 (FLAG Limited)..............................  3
         1.D  Consolidated Statements of Cash Flows for the three
              months ended March 31, 2000, the period from incorporation to March 31, 1999 and the period from January 1, 1999 to
              February 26, 1999 (FLAG Limited)..............................  4
         1.E  Notes to Consolidated Financial Statements....................  5

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  7

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 14


PART II  ADDITIONAL INFORMATION............................................. 16

ITEM 1:  LEGAL PROCEEDINGS.................................................. 16
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 16
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................... 16
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 17
ITEM 5:  OTHER INFORMATION.................................................. 17
ITEM 6:  EXHIBITS AND REPORTS FILED ON FORM 8-K............................. 17

SIGNATURES.................................................................. 18

PART I
ITEM 1.A

                          FLAG TELECOM HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                       (EXPRESSED IN THOUSANDS OF DOLLARS)


                                                        March 31,       December 31,
                                                          2000             1999
                                                       (UNAUDITED)       (AUDITED)
                                                      -------------    -------------
ASSETS:
   Current assets:
      Cash                                             $ 1,086,907      $     3,191

      Accounts receivable, net of allowance for
      doubtful accounts of $5,831 (1999 - $6,827)           85,873           90,065

      Due from affiliate                                     2,000            2,000

      Prepaid expenses and other assets                     10,987            3,460
                                                       -----------      -----------
                                                         1,185,767           98,716

   Funds held by collateral trustee or in
   escrow                                                  236,944          134,066

   Capacity available for sale                                  --          774,366

   Capitalized financing costs, net of accumulated
      amortization of $3,639 (1999 - $3,142)                13,718           11,678

   Investment in FLAG Atlantic Limited                       8,394            7,162

   Fixed assets, net                                     1,054,765          299,743
                                                       -----------      -----------
                                                       $ 2,499,588      $ 1,325,731
                                                       ===========      ===========
LIABILITIES:
   Current liabilities:

      Accrued construction costs                       $    50,067      $    52,411

      Accrued liabilities                                   19,865           39,152

      Accounts payable                                      14,826            7,807

      Income taxes payable                                   4,512            4,531

      Deferred revenue                                      53,656           48,501
                                                       -----------      -----------
                                                           142,926          152,402

   Senior notes, net of unamortized
   discount of $16,303 (1999 - 5,173)                    1,002,116          425,270

   Other Long-term debt                                    150,000          190,000

   Deferred revenue and other                              141,202          100,724

   Deferred taxes                                            4,004            3,973
                                                       -----------      -----------
                                                         1,440,248          872,369

MINORITY INTEREST                                               --          154,817

SHAREHOLDERS' EQUITY:
   Common shares, $.0006 par value                              80               42

   Additional paid-in capital                            1,105,619          313,848

   Foreign currency translation
   adjustment                                                  213              141

   Accumulated deficit                                     (46,572)         (15,486)
                                                       -----------      -----------
                                                         1,059,340          298,545
                                                       -----------      -----------
                                                       $ 2,499,588      $ 1,325,731
                                                       ===========      ===========

PART I
ITEM 1.B

                          FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000,
            THE PERIOD FROM INCORPORATION TO MARCH 31, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED) (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      |    FLAG Limited
                                                                       Period from    |     Period from
                                                                    incorporation to  |   January 1, 1999
                                                    March 31,           March 31,     |   to February 26,
                                                      2000                1999        |        1999
                                                  (UNAUDITED)          (UNAUDITED)    |      (AUDITED)
                                                 -------------        -------------   |    -------------
                                                                                      |
                                                                                      |
REVENUE                                          $      19,186        $       4,569   |    $      30,012
                                                                                      |
SALES AND OTHER OPERATING COSTS:                                                      |
    Cost of capacity sold                                   --                  463   |            8,294
    Network expenses                                     1,278                   --   |               --
    Operations and maintenance                                                        |
    (including non-cash compensation                                                  |
    expense of $831, nil, nil)                           8,066                2,154   |            5,114
                                                                                      |
    Sales and marketing(including                                                     |
    non-cash compensation expense of                                                  |
    $481, nil, nil)                                      3,809                1,273   |              637
                                                                                      |
    General and administrative (including                                             |
    non-cash compensation expense of                                                  |
    $1,910, nil, nil)                                    8,558                1,566   |            2,870
                                                                                      |
    Depreciation and amortization                       20,108                   99   |              233
                                                 -------------        -------------   |    -------------
                                                                                      |
                                                        41,819                5,555   |           17,148
                                                                                      |
OPERATING (LOSS) / INCOME                              (22,633)                (986)  |           12,864
                                                                                      |
INCOME FROM AFFILIATES                                     606                   --   |               --
                                                                                      |
INTEREST EXPENSE                                       (15,689)              (4,746)  |           (9,758)
                                                                                      |
INTEREST INCOME                                          7,066                  823   |            1,825
                                                 -------------        -------------   |    -------------
                                                                                      |
(LOSS) / INCOME BEFORE MINORITY INTEREST                                              |
  AND INCOME TAXES                                     (30,650)              (4,909)  |            4,931
                                                                                      |
MINORITY INTEREST                                           --                1,715   |               --
                                                 -------------        -------------   |    -------------
(LOSS) / INCOME BEFORE INCOME TAXES                    (30,650)              (3,194)  |            4,931
                                                                                      |
PROVISION FOR INCOME TAXES                                (433)                 (86)  |             (171)
                                                 -------------        -------------   |    -------------
                                                                                      |
NET (LOSS) / INCOME                              $     (31,083)       $      (3,280)  |    $       4,760
                                                 -------------        -------------   |    -------------
                                                                                      |
                                                                                      |
Basic loss per common share                      $       (0.26)       $       (0.00)  |    $       (0.01)
Diluted loss per common share                    $       (0.25)       $       (0.00)  |    $       (0.01)
                                                                                      |
Weighted average common shares outstanding         121,330,891           69,709,935   |    $ 635,796,338

PART I
ITEM 1.C
                          FLAG TELECOM HOLDINGS LIMITED

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000,
              THE PERIOD FROM INCORPORATION TO MARCH 31, 1999 AND THE
          PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED)
                       (EXPRESSED IN THOUSANDS OF DOLLARS)


                                                                                       |    FLAG Limited
                                                                       Period from     |     Period from
                                                                    incorporation to   |   January 1, 1999
                                                    March 31,           March 31,      |   to February 26,
                                                      2000                1999         |        1999
                                                  (UNAUDITED)          (UNAUDITED)     |      (AUDITED)
                                                  ------------       ----------------- |   ---------------
                                                                                       |
NET (LOSS) / INCOME                                 $(31,083)                $(3,280)  |          $4,760
                                                                                       |
Foreign currency translation                                                           |
adjustment                                                72                     (18)  |             178
                                                   -----------             ----------- |       -----------
                                                                                       |
COMPREHENSIVE (LOSS) / INCOME                       $(31,011)                $(3,298)  |          $4,938
                                                   -----------             ----------- |       -----------

PART I
ITEM 1.D

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000,
             THE PERIOD FROM INCORPORATION TO MARCH 31, 1999 AND THE
          PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED)
                        (EXPRESSED IN THOUSANDS OF DOLLARS)


                                                                                           |     FLAG Limited
                                                                             Period from   |      Period from
                                                                            incorporation  |     January 1, 1999
                                                                 March 31,   to March 31,  |    to February 26,
                                                                   2000          1999      |         1999
                                                                (UNAUDITED)   (UNAUDITED)  |       (AUDITED)
                                                                -----------    ---------   |   -------------------
                                                                                           |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      |
    Net (loss) / income applicable to common                                               |
    shareholders                                                $   (31,083)      (4,995)  |              4,760
                                                                -----------    ---------   |          ---------
    Adjustments to reconcile net income                                                    |
    to net cash used in operating activities:                                              |
                                                                                           |
       Amortization of financing costs                                  497          137   |                274
                                                                                           |
       Provision for doubtful accounts                                 (996)          --   |                 --
                                                                                           |
       Senior debt discount                                             197           50   |                 98
                                                                                           |
       Non-cash stock compensation                                    3,223           --   |                 --
       Depreciation and amortization                                 20,108           99   |                233
       Deferred taxes                                                    42           --   |                 --
       Minority interest                                                 --       (1,715)  |                 --
                                                                -----------    ---------   |          ---------
       Add (deduct) net changes in assets and liabilities:                                 |
                                                                                           |
          Accounts receivable                                         5,182       26,788   |              1,710
                                                                                           |
          Due from affiliate                                             --           --   |                 --
                                                                                           |
          Prepaid expenses and other assets                          (7,613)        (286)  |               (645)
                                                                                           |
          Capacity available for sale                                    --          617   |              8,664
                                                                                           |
          Accounts payable and accrued liabilities                  (12,034)       4,541   |            (16,541)
                                                                                           |
          Income taxes payable                                          (13)          76   |                168
                                                                                           |
         Due to affiliate                                                --          (52)  |               (668)
                                                                                           |
         Deferred revenue and other                                  45,633       (1,159)  |            (21,157)
                                                                -----------    ---------   |          ---------
             Net cash provided by (used in) operating                                      |
               activities                                            23,143       26,101   |            (23,104)
                                                                                           |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                      |
    Financing costs incurred                                         (2,537)          --   |                 --
                                                                                           |
    Net proceeds from issuance of 11 5/8% senior notes              576,649           --   |                 --
                                                                                           |
    Repayment of long-term debt                                     (40,000)     (15,000)  |            (15,000)
                                                                                           |
    Capital contributions - Initial Public Offering                                        |
       (net of direct offering expenses of $3.5 million)            633,769           --   |                  --
                                                                                           |
    Capital contributions - BANS                                         --           --   |                  --
                                                                                           |
    (Increase) / decrease in funds held by collateral                                      |
       trustee or in escrow                                        (102,878)      44,951   |              36,230
                                                                -----------    ---------   |          ----------
             Net cash provided by financing activities            1,065,003       29,951   |              21,230
                                                                                           |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                      |
    Cash paid for construction                                       (2,344)     (55,242)  |                 788
                                                                                           |
    Investment in FLAG Atlantic                                      (1,232)          --   |                  --
                                                                                           |
    Investment in Fixed Assets and Networks                            (854)        (151)  |                (200)
                                                                -----------    ---------   |           ---------
             Net cash used in investing activities                   (4,431)     (55,393)  |                 588
                                                                                           |
NET INCREASE (DECREASE) IN CASH                                   1,083,715       (1,341)  |              (1,286)
                                                                                           |
    Effect of foreign currency movements                                  1         (206)  |                 178
                                                                                           |
CASH, beginning of period                                             3,191           --   |               3,024
                                                                -----------    ---------   |           ---------
CASH, end of period                                             $ 1,086,907    $  (1,547)  |            $  1,916
                                                                ===========    =========   |           =========
SUPPLEMENTAL INFORMATION ON NON-CASH                                                       |
INVESTING ACTIVITIES:                                                                      |
                                                                                           |
    Costs (reimbursed) incurred for                                                        |
     construction in progress                                   $     2,344    $  55,242   |            $  (788)
                                                                ===========    =========   |            =========
                                                                                           |
SUPPLEMENTAL INFORMATION DISCLOSURE                                                        |
OF CASH FLOW INFORMATION:                                                                  |
                                                                                           |
    Interest paid                                               $    23,863    $     155   |            $22,688
                                                                ===========    =========   |            =======
    Taxes paid                                                  $       357    $      --   |            $    --
                                                                ===========    =========   |            =======
    Interest capitalised                                        $        --    $      --   |            $    --
                                                                ===========    =========   |            =======

PART I
ITEM 1.E

                          FLAG TELECOM HOLDINGS LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2000 AND 1999

1.       GENERAL

         The interim consolidated financial statements presented herein have been prepared on the basis of U.S. generally accepted accounting principles and include the accounts and balances of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2000, the period of incorporation to March 31, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG Limited), the balance sheets as of March 31, 2000 and December 31, 1999, and the cash flows for the three months ended March 31, 2000, the period of incorporation to March 31, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG Limited). Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

         FLAG Telecom Holdings Limited ("FLAG Telecom") was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies. On February 26, 1999 FLAG Telecom acquired approximately 65.79% of FLAG Limited by exchanging 69,709,935 shares of FLAG Limited common stock for the same number of shares of FLAG Telecom common stock. The minority shareholder of FLAG Limited exchanged its remaining holding in FLAG Limited for shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalisation such that no goodwill arises and assets and liabilities are reflected at their carryover basis.

         The results of the operations of FLAG Limited have been included in the consolidated results of FLAG Telecom's operations since the date of acquisition.

2.       REVENUE RECOGNITION

         Capacity contracts are accounted for as leases. For contracts that satisfy sales type lease accounting, revenues are recognized upon the date the risks and rewards of ownership are transferred to the purchaser, which is the date the capacity is made available for activation and the customer becomes responsible for maintenance charges. As a result of the issue of FASB Interpretation 43 "Real Estate Sales, an interpretation of FASB Statement No. 66", capacity contracts entered into after June 30, 1999 must satisfy the additional requirements for sales of real estate to qualify for sales type lease accounting.

         Capacity contracts that do not qualify for sales type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. Until June 30, 1999 revenues from operating lease transactions were considered incidental and recorded as a reduction of the capacity available for sale.

3.       CAPACITY AVAILABLE FOR SALE

         Historically capacity for sale has been recorded at the lower of cost or fair value less cost to sell and charged to cost of sales as capacity is sold. Until contracts were entered into that precluded sales type lease accounting for a particular segment, the cost of such segment remained in capacity available for sale.

         As a result of extending the range of products and services offered by FLAG Telecom, the greater part of future revenue is expected to arise under agreements that will be accounted for as operating leases or service contracts and will require the recognition of revenues over the relevant term of the agreements. The remaining cost of the FLAG Telecom Network has therefore been reclassified from capacity available for sale to fixed assets on January 1, 2000. This cost will be depreciated over the remaining estimated economic life of the system.

4.       EQUITY ISSUE

         Direct third party costs incurred as a result of the issuance of equity are offset against the proceeds from the issue and debited against additional paid in capital.

5.       DEBT ISSUE

         New debt issues are recorded net of any discount on the offering. Direct third party costs incurred during an issuance are capitalised and classified as non current assets. Capitalized costs and discounts are amortized as an adjustment to interest expense over the lives of the relevant instruments.

6.       DEBT MODIFICATION

         Fees paid to the lender as a result of a credit facility amendment are offset against the modified debt instrument and amortized as an adjustment to interest expense over the remaining term of the modified debt instrument along with any existing unamortized premium or discount. Third party costs are expensed as incurred.

7.       CONTINGENCIES

         The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to it.

8.       NET INCOME PER COMMON SHARE

         Basic net income per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period.

9.       SEGMENTAL INFORMATION

         The Company has prepared segmental information using accounting policies that are consistent across segments.

         As a result of extending the range of products and services offered by FLAG Telecom, management now reviews financial results of the Group on the basis of the following two business segments: Capacity Sales and Operations and Network Services. The Network Services business now makes a material and growing contribution to the Company's revenue. The segments include revenues from the various types of products and services as noted:

         Capacity Sales and          Traditional carrier services, involving
         Operations                  dispositions of capacity by sale, right
                                     of use or lease.

                                              Operations and maintenance
                                              revenues

         Network Services                     Managed bandwidth services
         (previously "wholesale services")

                                              Other value added and related
                                              services


         Details of the financial results of the two business segments for the three months ended March 31, 2000 are summarized below reconciled to the totals for the group as a whole. Substantially all the revenues and operating results in earlier periods arose from Capacity Sales and Operations.

         (Numbers in 000's)

                                            Capacity Sales     Network         TOTAL
                                            and Operations     Services
         Revenues
         - Capacity Sale                       7,815                 --
         - Operations & Maintenance            9,352                 --
         - Network Services                       --              2,019
                                              ------             ------
                                              17,167              2,019           19,186

         Operating Loss                      (21,287)            (1,347)         (22,633)

         Adjusted EBITDA(1)                   47,397             (1,066)          46,331


         ----------
         (1) Adjusted EBITDA is operating income/(loss) plus the following non-cash items: depreciation/cost of capacity sold, non-cash stock compensation and changes in deferred revenues.


         SEGMENTAL ASSETS

         (Numbers in 000's)
                                                 Capacity Sales and
                                      TOTAL      Operations             Network Services
                                      -----      ------------------     ----------------
         Fixed Assets               1,054,765        1,053,908                 857

         All fixed assets in earlier periods were held in Capacity Sales and Operations. All other assets/liabilities are managed on a unified basis and, therefore, no segmental analysis is prepared.

10.      OTHER INFORMATION

         On February 16, 2000, FLAG Telecom completed an initial public offering of its common shares. Approximately $634.6 million net proceeds was received from that offering. On March 17, 2000, FLAG Telecom completed a private placement of 300 million dollar denominated and 300 million Euro denominated 11 5/8% Senior Notes due 2010. Approximately
         $576 million net proceeds was received from that offering.

         On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility (all of which is outstanding) and a $10 million revolving credit facility (none of which is outstanding).

         FLAG Telecom recently announced plans to begin the construction of a new trans-Pacific cable project, FLAG Pacific-1, a system designed to link the cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo.

11.      PENDING ACCOUNTING STANDARDS

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

PART I
ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED MARCH 31, 2000 COMPARED WITH THE QUARTER ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

ADJUSTED CONSOLIDATED RESULTS

The table below shows the significant income statement amounts, in thousands, for the three months ended March 31, 1999, being a combination of the results of FLAG Limited for the period from January 1, 1999 to February 26, 1999 and the results of FLAG Telecom for the period from incorporation to March 31, 1999.


                                                           Adjusted
                                                      three months ended
                                                        March 31, 1999
                                                        (Expressed in
                                                     thousands of dollars)
                                                      ------------------

REVENUE                                                $      34,581

SALES AND OTHER OPERATING COSTS:
    Cost of capacity sold                                      8,757
    Operations and maintenance                                 7,268
    Sales and marketing                                        1,910
    General and administrative                                 4,436
    Depreciation and amortization                                332

INTEREST EXPENSE                                             (14,504)

INTEREST INCOME                                                2,648
                                                       -------------

INCOME BEFORE MINORITY INTEREST
 AND INCOME TAXES                                                 22

PROVISION FOR INCOME TAXES                                      (257)

Statement of Cash Flow Data:


                                           Adjusted
                                        three months as
                                         of March 31,
                                             1999
                                         (Expressed in
                                      thousands of dollars)
                                          ----------
Cash flow from operating activities              997

Cash flow from financing activities           51,181

Cash flow from investing activities          (54,805)


REVENUES

Total revenue recognized by the Company during the quarter ended March 31, 2000, was $19.2 million compared to $34.6 million in total revenue for the quarter ended March 31, 1999.

Revenue recognized from the sale of capacity was $7.8 million for the quarter ended March 31, 2000 compared to $27.9 million during the quarter ended March 31, 1999. As a result of the issue of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales-type lease accounting. Revenues from these capacity sales are deferred and amortized over the term of the contracts. The change to the accounting treatment has no impact on cash flows.

As of March 31, 2000, the Company had entered into sales transactions with in excess of 100 international telecommunication carriers, compared to 82 as of March 31, 1999.

Revenue recognized from operations and maintenance was $9.4 million for the quarter ended March 31, 2000 compared to $6.7 million for the quarter ended March 31, 1999, reflecting the increased cumulative sales on the FLAG Telecom Network.

Revenue recognized from Network Services was $2.0 million for the quarter ended March 31, 2000. No Network Services revenue was generated for the quarter ended March 31, 1999.

OPERATING EXPENSES

For the quarter ended March 31, 2000, the Company recorded $20.1 million in respect of depreciation compared to $9.1 million for depreciation and cost of capacity sold recorded in the quarter ended March 31, 1999. The adoption of FASB Interpretation No. 43 discussed above has meant that the remaining capacity available for sale has been reclassified to fixed assets on January 1, 2000 and is being depreciated over the remaining economic life of the network.

During the quarter ended March 31, 2000 the Company incurred $1.3 million in network services costs. No network services costs were incurred for the quarter ended March 31, 1999.

During the quarter ended March 31, 2000 the Company incurred $8.1 million in operations and maintenance costs compared to $7.3 million for the quarter ended March 31, 1999. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. The increase is primarily due to non-cash stock compensation costs.

During the quarter ended March 31, 2000, $3.8 million in sales and marketing costs were incurred compared to $1.9 million incurred during the quarter ended March 31, 1999. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. The increase in sales and marketing costs in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 is due to the greater employment and related costs associated with the increased world-wide sales and marketing activity and non-cash stock compensation costs.

During the quarter ended March, 31, 2000, $8.6 million of general and administrative expenses were incurred compared to $4.4 million during the quarter ended March 31, 1999. Increases are primarily due to non-cash stock compensation costs incurred plus additional staff and office related costs.

Costs for the quarter ended March 31, 2000 include charges for non-cash stock compensation expense in respect of certain awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense on borrowings increased from $14.5 million for the quarter ended March 31, 1999 to $15.7 million for the quarter ended March 31, 2000. The increase in interest expense of $1.2 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources."

Interest income of $7.1 million was earned during the quarter ended March 31, 2000 compared to $2.6 million earned during the quarter ended March 31, 1999. Interest was earned on cash balances and short term investments and cash held by the Collateral Trustee or in escrow arising from ongoing business operations. These amounts have increased significantly due to proceeds received from the initial public offering of our shares and further borrowings, which are currently held on deposit.

PROVISION FOR TAXES

The provision for taxes was $(0.4) million for the quarter ended March 31, 2000 compared to $(0.3) million for the quarter ended March 31, 1999. The tax provisions for periods consists of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Telecom Network where the Group is deemed to have a taxable presence or is otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, the Group of companies incorporated in Bermuda received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

NET LOSS AND NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the quarter ended March 31, 2000 the Company recorded a net loss of $(31.1) million compared to net loss of $(0.2) million (including minority interest) for the quarter ended March 31, 1999. This is attributable primarily to reduced accounting revenue and increased depreciation costs caused by the adoption of FASB Interpretation No. 43 with effect from July 1, 1999.

Loss per common share was $(0.26) for the quarter ended March 31, 2000 compared to nil (including minority interest) for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through a combination of equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of an initial public offering of our common shares.

On February 16, 2000 we completed an initial public offering (IPO) of our common shares. We received $634.6 million in net proceeds from that offering. On March 17, 2000 we completed the issue of 11 5/8% Senior Notes in the US and Europe, raising net proceeds of $576 million.

On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility (all of which is outstanding) and a $10 million revolving credit facility (none of which is outstanding). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.5 million.

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

We are developing the FLAG Atlantic-1 cable system under a 50/50 joint venture between GTS TransAtlantic and FLAG Atlantic Holdings. FLAG Atlantic Limited has a $575 million construction/term loan facility and a $25 million revolving credit facility. These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. Commitment fees accrue on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

FLAG Atlantic Limited's bank facility is secured by an assignment of all of FLAG Atlantic Limited's assets, a pledge of all of the stock in FLAG Atlantic Limited and a commitment by each of its shareholders to contribute $100 million in equity.

During the quarter, we announced plans to begin construction of FLAG Pacific-1, a system designed to link the cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. We expect to fund the costs required to complete the project from some of the proceeds from our IPO and the proceeds from our 11 5/8% Senior Notes offering and other debt financings and pre-sales.

As of March 31, 2000 and December 31, 1999, the Company had a working capital surplus of $1,042.9 million and a deficit of $53.7 million respectively. The working capital deficit was primarily a result of the current accounts payable to the contractors which is classified as a current liability but for which the associated funds held in escrow are classified as a non-current asset and are hence excluded from the measure of working capital.

Total cash provided by operating activities and used in investing activities during the quarter ended March 31, 2000 was $23.1 million and $(4.4) million respectively. As of March 31, 2000, cash on deposit, or with the collateral trustee or in escrow had increased to $1,323.8 million from $137.3 million at December 31, 1999, primarily as a result of the additional funds obtained from the IPO of $634.8 million and from the 11 5/8% Senior Notes offering of $576.6 million.

Total cash provided by operating activities and used in investing activities during the quarter ended March 31, 1999 was $2.1 million and $54.8 million respectively.

ASSETS

Our major asset is the remaining capital cost of the FLAG Telecom Network recorded in fixed assets totalling $1,049 million.

As a result of the application of FASB Interpretation No. 43, the costs of certain segments of the FLAG Telecom Network were reclassified at July 1, 1999 and during the six months ended December 31, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining useful life.

As a result of extending our range of products and services, we expect the greater part of our future revenue to be under agreements that will be accounted for as operating leases or service contracts and will require us to recognize revenues over the relevant terms of the agreements. We have therefore reclassified the remaining cost of the FLAG Telecom Network from capacity available for sale to fixed assets in the first quarter of 2000. This cost will be depreciated over the remaining estimated economic life of the system.

Our other fixed assets consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totalling $6.0 million.

OTHER INFORMATION

The interpretation and application of FASB Interpretation No. 43 and also the accounting for sales of capacity are evolving within the telecom industry. A number of questions and issues are being taken to the accounting standard setting boards and different accounting treatments may ultimately be approved, which may change the timing and methods of the recognition of revenues and the related costs. We do not, however, anticipate any impact on our current accounting treatment or that there will be an impact on our cash flows.

                           SAFE HARBOR STATEMENT UNDER
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements included in this Quarterly Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. Such statements reflect various assumptions by the Company concerning anticipated results and are subject to significant business, economic and competitive risks, uncertainties and contingencies, including, without limitation, the risks, uncertainties and contingencies described in registration statements, reports and other documents filed by the Company from time to time with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Accordingly, there can be no assurance that such statements will be realized. Such risks, uncertainties and contingencies could cause the Company's actual results for the quarter ended March 31, 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company makes no representation or warranty as to the accuracy or completeness of such statements contained in this Quarterly Report.

PART I
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk.

We are exposed to interest rate risk in our financing instruments. Our long-term financing is provided by fixed rate senior notes and floating rate bank debt. We use derivative financial instruments for the purpose of reducing our exposure to fluctuations in interest rates. We do not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial institutions with high credit quality. We are exposed to credit loss in the event of nonperformance by these counterparties.

FLAG TELECOM HOLDINGS LIMITED


LONG-TERM DEBT AS OF MARCH 31, 2000


                                                                            CURRENCY AND
                                                                              PRINCIPAL      CURRENCY AND
                           PRINCIPAL                                           AMOUNT         FAIR VALUE       FLAG OPTION
TYPE OF INSTRUMENT       PAYMENTS DUE     MATURITY DATE    INTEREST RATE     ($ MILLION)     ($ MILLION)        TO REDEEM
------------------       ------------     -------------    -------------     -----------     -----------       -----------
11 5/8% Senior Notes     Semi-annually      March 2010      Fixed 11 5/8%         300.0           283.5        Any time after
                                                                                                               March 2005
11 5/8% Senior Notes     Semi-annually      March 2010      Fixed 11 5/8%         288.4           277.1        Any time after
                                                                                                               March 2005


FLAG LIMITED


LONG-TERM DEBT AS OF MARCH 31, 2000

                                                                                  PRINCIPAL
                                PRINCIPAL                                           AMOUNT         FAIR VALUE       FLAG OPTION
TYPE OF INSTRUMENT            PAYMENTS DUE     MATURITY DATE    INTEREST RATE    ($, MILLION)     ($, MILLION)       TO REDEEM
------------------            ------------     -------------    -------------    ------------     ------------       ---------
8 1/4% Senior Notes            Semi-annually     January 2008     Fixed 8 1/4%        430.0            380.6        Any time after
                                                                                                                   January 2003
                                                               Floating LIBOR
FLAG Limited credit             Quarterly       January 2006    + 150 to 250        150.0            150.0          At any time
   facility                                                     basis points

The three-month LIBOR rate at March 31, 2000 was 6.29%


INTEREST RATE SWAPS AS OF MARCH 31, 2000


                                                                                        NOTIONAL                    COUNTERPARTY'S
 TYPE OF INSTRUMENT         PAYMENTS DUE    MATURITY DATE   RATE PAYABLE     RATE        AMOUNT       FAIR VALUE       OPTION TO
 ------------------         ------------    -------------   ------------  RECEIVABLE  ($, MILLION)   ($, MILLION)    EXTEND UNTIL
                                                                          ----------  ------------   ------------    -------------

 Pay fixed, receive          Quarterly        July 2000         5.79%     Three-month     100.0          0.2         January 2001
 floating                                                                    LIBOR

The three-month LIBOR rate at March 31, 2000 was 6.29%

PART II

ITEM 1. LEGAL PROCEEDINGS

   We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) Not applicable

   (b) Not applicable

   (c) We were formed on February 26, 1999 in connection with a reorganization of the FLAG Telecom group of companies. As a result of this reorganization, we became the parent holding company for the FLAG Telecom group of companies and the owner of a 66% interest in FLAG Limited. As part of the reorganization, pursuant to share transfer forms and subscription forms which each of the shareholders of FLAG Limited executed, the shareholders of FLAG Limited, other than Bell Atlantic Network Systems Company, exchanged all of the common shares of FLAG Limited owned by them in consideration for a corresponding number of our common shares. Bell Atlantic transferred only 21,996,930 shares of FLAG Limited in connection with the February 1999 exchange.

      On January 4, 2000 we issued 217,536,730 common shares to Bell Atlantic in connection with its exchange of the shares held by Bell Atlantic in FLAG Limited for our common shares. The share numbers set forth in the preceding discussion do not reflect the reverse stock split of 6:1 we effected in connection with our initial public offering.

   (d) The effective date of our registration statement (Registration No. 333-94899) filed on Form F-1 relating to our initial public offering of common shares was February 11, 2000. In our initial public offering, we sold 27,963,980 common shares at a price of $24.00 per share and selling shareholders sold 8,436,320 common shares at a price of $24.00 per share. Our initial public offering was managed on behalf of the underwriters by Salomon Smith Barney, Deutsche Banc Alex. Brown, Goldman Sachs & Co., Morgan Stanley Dean Witter & Warburg Dillon Read LLC. The offering commenced on February 11, 2000 and closed on February 16, 2000. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $33.6 million and offering expenses of approximately $3.0 million, totaled approximately $634.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. Of the $634.6 million raised by us, approximately $100.0 million has been used to fund our equity contribution to FLAG Atlantic Limited, $25.0 million has been used to repay long term indebtedness, $1.0 million has been used for working capital purposes and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network and to develop additional wholesale and bundled product and service offerings and for general corporate purposes. The occurrence of unforseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the first quarter of 2000, a special meeting of our shareholders was held by telephonic conference call on January 13, 2000 and an action by written consent in lieu of a meeting was taken by our shareholders on February 9, 2000. At the meeting held on January 13, 2000, our shareholders were asked to approve certain matters relating to (1) our initial public offering, (2) the adoption, following completion of our initial public offering, of amended by-laws, (3) an increase in the number of common shares with respect to which options may be granted under our long-term incentive plan, (4) the appointment of Michael Fitzpatrick to our Board of Directors, (5) the size and composition of our Board of Directors following our initial public offering, (6) approval of a reverse 6-for-1 stock split and an increase in our authorized number of common shares by 110,166,667, (7) approval of the filing of a registration on Form S-8 relating to shares subject to options issuable under our stock option plan, (8) the listing of our common shares on the Nasdaq National Market and the London Stock Exchange, (9) the appointment of Messrs. McCormack, Kawar and Best to the Board of Directors of our subsidiary, FLAG Limited, and (10) the authorization of an amendment to FLAG Limited's credit facility. The matters were approved unanimously by each of our then ten shareholders. The action by written consent was executed by each of our shareholders on February 9, 2000. Following the completion of our initial public offering, our Board of Directors consisted of the following ten members: Messrs. Bande, McCormack, Fitzpatrick, McQuaid, Omar, Petri, Seskin, Silvestri, Solomon and Vimolvanich.

ITEM 5.  OTHER INFORMATION

      During the quarter, we announced plans to begin construction of FLAG Pacific-1, a system designed to link the cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. We recently entered into a supply agreement for the subsea portion of the proposed cable project and announced the lead banks providing underwritten loan financing to help fund the construction of the project. We cannot assure you, however, that we will successsfully complete the project.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following Exhibits are filed as part of this Report on Form 10-Q as required by Regulation S-K.

Exhibit
Number                           Description
-------                          -----------

4.1 Form of Registration Rights Agreement (Incorporated by Reference to the Registrant's Registration Statement on Form F-1 (Registration No. 333-94899))

4.2 Purchase Agreement dated March 14, 2000 among FLAG Telecom Holdings Limited, as Issuer, and Salomon Smith Barney Inc., Morgan Stanley & Co. International Limited, Deutsche Bank Securitites Inc. and Bear Stearns & Co. Inc., as Initial Purchasers (Incorporated by Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000))

4.3 Indenture dated March 17, 2000 between FLAG Telecom Holdings Limited and The Bank of New York, as Trustee, relating to 11-5/8% Senior Euro Notes Due 2010 (Incorporated by Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000)

4.4 Indenture dated March 17, 2000 between FLAG Telecom Holdings Limited and The Bank of New York, as Trustee, relating to 11-5/8% Senior Dollar Notes Due 2010 (Incorporated by Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000)

4.5 Registration Agreement dated March 17, 2000 among FLAG Telecom Holdings Limited, as Issuer, and Salomon Smith Barney Inc., Morgan Stanley & Co. International Limited, Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., as Initial Purchasers (Euro Notes) (Incorporated by Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000)

4.6 Registration Agreement dated March 17, 2000 among FLAG Telecom Holdings Limited, as Issuer, and Salomon Smith Barney Inc., Morgan Stanley & Co. International Limited, Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., as Initial Purchasers (Dollar Notes) (Incorporated by Reference to the Registrant's Current Report on Form 8-K dated March 23, 2000)

10.1 Primary Supplier Agreement dated January 18, 2000 between Bell Atlantic Global Systems Company and the Company (Incorporated by Reference to the Registrant's Registration Statement on Form F-1 (Registration No. 333-94899))

   (b) REPORTS ON FORM 8-K. We filed the following Reports on Form 8-K during the quarter to which this Quarterly Report relates.

       1.    Form 8-K dated March 6, 2000

       2.    Form 8-K dated March 23, 2000

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FLAG Telecom Holdings Limited


                                            By: /s/ Edward McCormack
                                                -----------------------------
                                                Edward McCormack
                                                CHIEF OPERATING OFFICER AND
                                                CHIEF FINANCIAL OFFICER


                                            By: /s/ Stuart Rubin
                                                -----------------------------
                                                Stuart Rubin
                                                GENERAL COUNSEL AND
                                                ASSISTANT SECRETARY