Form 10-K405/A
period 1999-12-31
FLAG TELECOM HOLDINGS LTD
filed 2000-06-07
CIK 1102752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                                                                  ADJUSTED
                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Revenue:
Capacity sales..............................................      $ 120,157
Standby maintenance and restoration revenues................         42,285
                                                                  $ 162,442
Sales and other operating costs:
Cost of capacity sold.......................................      $  49,643
Operations and maintenance (including non-cash compensation
  expense of $2,647)........................................         31,315
Sales and marketing (including non-cash compensation expense
  of $1,534)................................................         11,733
General and administrative (including non-cash compensation
  expense of $4,619)........................................         25,771
Depreciation and amortization...............................         11,366
Interest expense............................................         54,820
Interest income.............................................          9,013
Income from Affiliates......................................            361
Loss before income taxes....................................      $ (12,832)
Provision for taxes.........................................          1,720
Cash flows from operating activities........................      $ 115,782
Cash flows from financing activities........................      $  17,598
Cash flows from investing activities........................      $(132,127)
EBITDA......................................................      $ 102,423
Adjusted EBITDA.............................................      $ 128,112

    EBITDA comprises operating income or loss plus the amounts for the following non-cash items: depreciation and amortization, cost of capacity sold and stock compensation. Adjusted EBITDA is EBITDA adjusted for movements on deferred revenues. Management believes that these measures give a better view of the cash generation of the business due to the significant non-cash items included in the statement of operations. Some of this cash generated is subject to restrictions on use under agreements with lenders who are funding the various elements of the capital costs of the network.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of March 1, 2000, information for each of our directors and executive officers:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Andres Bande..............................     55      Chairman and Chief Executive Officer
Edward McCormack..........................     44      Chief Operating Officer, Chief Financial
                                                       Officer and Director
Stuart Rubin..............................     52      General Counsel and Assistant Secretary
Michael Fitzpatrick.......................     50      Director
Edward McQuaid............................     44      Director
Adnan Omar................................     47      Director
Daniel Petri..............................     51      Director
Philip Seskin.............................     36      Director
Umberto Silvestri.........................     67      Director
Jonathan Solomon*.........................     60      Director
Dr. Vallobh Vimolvanich...................     58      Director

------------------------

* Mr. Solomon no longer serves as a director as the result of his death in May 2000.

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

                              FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
FLAG Telecom Holdings Limited

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

FLAG Limited

Report of Independent Public Accountants (Arthur
  Andersen).................................................    F-21
Consolidated Balance Sheets as of February 26, 1999 and
  December 31, 1998 and 1997 (audited)......................    F-22
Consolidated Statements of Operations for the period from
  January 1, 1999 to February 26, 1999 and the years ended
  December 31, 1998, 1997 and 1996 (audited)................    F-23
Consolidated Statements of Comprehensive Income for the
  period from January 1, 1999 to February 26, 1999 and the
  years ended December 31, 1998, 1997 and 1996 (audited)....    F-24
Consolidated Statements of Shareholders' Equity for the
  period from January 1, 1999 to February 26, 1999 and the
  years ended December 31, 1998, 1997 and 1996 (audited)....    F-25
Consolidated Statements of Cash Flows for the period from
  January 1, 1999 to February 26, 1999 and the years ended
  December 31, 1998, 1997 and 1996 (audited)................    F-26
Notes to Consolidated Financial Statements..................    F-28

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

                         FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS

             FOR THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 1999
                                                              -----------
REVENUES:
  Capacity sales, net of discounts..........................  $    94,603
  Standby maintenance and restoration revenue...............       37,827
                                                              -----------
                                                                  132,430
SALES AND OTHER OPERATING EXPENSES:
  Cost of capacity sold.....................................       41,349
  Operations and maintenance (including non-cash
    compensation expense of $2,647).........................       26,201
  Sales and marketing (including non-cash compensation
    expense of $1,534)......................................       11,096
  General and administrative (including non-cash
    compensation expense of $4,619).........................       22,901
  Depreciation and amortization.............................       11,133
                                                              -----------
                                                                  112,680

OPERATING INCOME............................................       19,750
INCOME FROM AFFILIATE.......................................          361
INTEREST EXPENSE............................................       45,062
INTEREST INCOME.............................................        7,188
                                                              -----------
LOSS BEFORE MINORITY INTEREST AND INCOME TAXES..............      (17,763)
MINORITY INTEREST...........................................       (3,826)
                                                              -----------
LOSS BEFORE INCOME TAXES....................................      (13,937)
PROVISION FOR INCOME TAXES..................................        1,549
                                                              -----------
NET LOSS....................................................  $   (15,486)
                                                              ===========
Basic and diluted loss per common share.....................  $     (0.22)
Weighted average common shares outstanding..................   69,709,935

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
FLAG Limited:

    We have audited the accompanying consolidated balance sheets of FLAG Limited (a Bermuda company) and subsidiaries as of February 26, 1999, and December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the period from January 1, 1999 to February 26, 1999 and for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of FLAG Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLAG Limited and subsidiaries as of February 26, 1999, and December 31, 1998 and 1997, and the results of their operations and their cash flows for the period from January 1, 1999 to February 26, 1999 and for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen & Co.
Hamilton, Bermuda
December 30, 1999

                                  FLAG LIMITED

                          CONSOLIDATED BALANCE SHEETS

             AS OF FEBRUARY 26, 1999 AND DECEMBER 31, 1998 AND 1997

          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
ASSETS:
Current assets:
  Cash...................................................  $    1,916   $    3,024   $    2,490
  Accounts receivable, net of allowance for doubtful
    accounts of $8,630, $8,630 and $9,054................      68,501       70,211       91,102
  Due from affiliates and other receivables..............          --          206          690
  Prepaid expenses and other assets......................       3,524        2,673        2,395
                                                           ----------   ----------   ----------
                                                               73,941       76,114       96,677
Accounts receivable......................................      20,854       20,854       42,023
Funds held by collateral trustee.........................     219,136      255,366      425,905
Construction in progress.................................      18,471       11,494          389
Capacity available for sale..............................   1,086,435    1,095,099    1,208,948
Capitalized financing costs, net of accumulated
  amortization of $1,498, $1,498 and $52,669.............      12,078       12,352       61,848
Fixed assets, net........................................       4,454        4,487        1,147
                                                           ----------   ----------   ----------
                                                           $1,435,369   $1,475,766   $1,836,937
                                                           ==========   ==========   ==========

LIABILITIES:
Current liabilities:
  Accrued construction costs.............................  $  153,930   $  146,165   $  317,058
  Accrued liabilities....................................      15,151       33,214       21,394
  Accounts payable.......................................       7,541        6,018        5,262
  Income taxes payable...................................       6,620        6,453        4,391
  Due to affiliate.......................................       1,175        1,843        5,892
  Deferred revenue.......................................      18,809       39,121       16,558
                                                           ----------   ----------   ----------
                                                              203,226      232,814      370,555
8 1/4% Senior Notes, due 2008, net of unamortized
  discount of $5,321, $5,321, $nil.......................     424,777      424,679           --
Long-term debt...........................................     256,500      271,500      615,087
Deferred revenue and other...............................      83,570       84,415      176,221
Deferred taxes...........................................       3,562        3,562        4,600
                                                           ----------   ----------   ----------
                                                              971,635    1,016,970    1,166,463
COMMITMENTS AND CONTINGENCIES
PREFERRED SHARES:
  Series A, $100 liquidation value, net of unamortized
    discount of $nil, $nil and $1,905....................          --           --      129,445

SHAREHOLDERS' EQUITY:
  Class A common shares, $.0001 par value................          --           13           13
  Class B common shares, $.0001 par value................          64           57           57
  Additional paid-in capital.............................     504,387      504,381      514,389
  Foreign currency translation adjustment................        (526)        (704)          --
  Retained (deficit) earnings............................     (40,191)     (44,951)      26,570
                                                           ----------   ----------   ----------
                                                              463,734      458,796      541,029
                                                           ----------   ----------   ----------
                                                           $1,435,369   $1,475,766   $1,836,937
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          1996
                                               1999          1998          1997       (AS RESTATED)
                                            -----------   -----------   -----------   -------------
REVENUES:
  Capacity sales, net of discounts........  $    25,554   $   182,935   $   335,982             --
  Standby maintenance and restoration
    revenue...............................        4,458        25,313         4,011             --
                                            -----------   -----------   -----------    -----------
                                                 30,012       208,248       339,993             --
SALES AND OTHER OPERATING EXPENSES:
  Cost of capacity sold...................        8,294       101,288       196,190             --
  Operations and maintenance..............        5,114        37,931         4,600             --
  Sales and marketing.....................          637        10,680         6,598            316
  General and administrative..............        2,870        21,674        30,339         12,345
  Depreciation and amortization...........          233           844           276            121
                                            -----------   -----------   -----------    -----------
                                                 17,148       172,417       238,003         12,782

OPERATING INCOME (LOSS)...................       12,864        35,831       101,990        (12,782)
INTEREST EXPENSE..........................        9,758        61,128        20,193             --
INTEREST INCOME...........................        1,825        14,875         6,637          2,408
                                            -----------   -----------   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES.........        4,931       (10,422)       88,434        (10,374)
PROVISION FOR INCOME TAXES................          171         1,260         8,991             --
                                            -----------   -----------   -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...        4,760       (11,682)       79,443        (10,374)
EXTRAORDINARY ITEM........................           --        59,839            --             --
                                            -----------   -----------   -----------    -----------
NET INCOME (LOSS).........................        4,760       (71,521)       79,443        (10,374)
CUMULATIVE PAY-IN-KIND PREFERRED
  DIVIDENDS...............................           --         1,508        16,324         14,410
REDEMPTION PREMIUM AND WRITE OFF OF
  DISCOUNT ON PREFERRED SHARES............           --         8,500            --             --
                                            -----------   -----------   -----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS............................  $     4,760   $   (81,529)  $    63,119    $   (24,784)
                                            ===========   ===========   ===========    ===========
Basic and diluted net income (loss) per
  common share--Class A...................  $      0.00   $     (0.07)  $      0.05    $     (0.02)
                                            ===========   ===========   ===========    ===========
Basic and diluted net income (loss) per
  common share--Class B...................  $      0.01   $     (0.13)  $      0.14    $     (0.13)
                                            ===========   ===========   ===========    ===========
Weighted average common shares
  outstanding--Class A....................           --   132,000,000   132,000,000    132,000,000
Weighted average common shares
  outstanding--Class B....................  635,796,338   565,858,741   396,890,512    164,445,547

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                                             1996
                                                          1999       1998       1997     (AS RESTATED)
                                                        --------   --------   --------   -------------
NET INCOME (LOSS).....................................   $4,760    $(81,529)  $63,119       $(24,784)
Foreign currency translation adjustment...............      178        (704)       --             --
                                                         ------    --------   -------       --------
COMPREHENSIVE INCOME (LOSS)...........................   $4,938    $(82,233)  $63,119       $(24,784)
                                                         ======    ========   =======       ========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBERS OF SHARES)

                                       CLASS A                  CLASS B                          FOREIGN       RETAINED
                                    COMMON SHARES            COMMON SHARES        ADDITIONAL    CURRENCY       EARNINGS
                               -----------------------   ----------------------    PAID-IN     TRANSLATION   (ACCUMULATED
                                  SHARES       AMOUNT      SHARES       AMOUNT     CAPITAL     ADJUSTMENT      DEFICIT)
                               ------------   --------   -----------   --------   ----------   -----------   ------------
Balance, December 31, 1995...   132,000,000     $13       92,366,742      $9        $99,098           $--      $(42,499)
Preferred share dividends and
  accretion..................            --      --               --      --        (14,410)           --        14,410
Issuance of Class B shares
  for cash...................            --      --      119,000,000      12        110,448            --            --
Issuance of Class B shares to
  preferred shareholders.....            --      --        4,099,204       1             (1)           --            --
1996 net loss applicable to
  common shareholders........            --      --               --      --             --            --       (24,784)
                               ------------     ---      -----------     ---       --------      --------      --------
Balance, December 31, 1996...   132,000,000      13      215,465,946      22        195,135            --       (52,873)
Preferred share dividends and
  accretion..................            --      --               --      --        (16,324)           --        16,324
Issuance of Class B shares
  for cash...................            --      --      335,612,492      34        335,579            --            --
Issuance of Class B shares to
  preferred shareholders.....            --      --       14,780,303       1             (1)           --            --
1997 net income applicable to
  common shareholders........            --      --               --      --             --            --        63,119
                               ------------     ---      -----------     ---       --------      --------      --------
Balance, December 31, 1997...   132,000,000      13      565,858,741      57        514,389            --        26,570
Preferred share dividends and
  accretion..................            --      --               --      --         (1,508)           --         1,508
Premium on redemption of
  preferred shares...........            --      --               --      --         (6,641)           --         6,641
Write-off of unamortized
  discount on issuance of
  preferred shares...........            --      --               --      --         (1,859)           --         1,859
Foreign currency translation
  adjustment.................            --      --               --      --             --          (704)           --
1998 net loss applicable to
  common shareholders........            --      --               --      --             --            --       (81,529)
                               ------------     ---      -----------     ---       --------      --------      --------
Balance, December 31, 1998...   132,000,000      13      565,858,741      57        504,381          (704)      (44,951)

Conversion of Class A shares
  into Class B shares

    Class A shares
    [retired]................  (132,000,000)    (13)              --      --             13            --           $--
    Class B shares issued....            --      --       69,937,597       7             (7)           --            --
Foreign currency translation
  adjustment.................            --      --               --      --             --            --           178
1999 net income applicable to
  common shareholders........            --      --               --      --             --         4,760            --
                               ------------     ---      -----------     ---       --------      --------      --------
Balance, February 26, 1999...            --     $--      635,796,338     $64       $504,387      $(40,191)        $(528)
                               ============     ===      ===========     ===       ========      ========      ========


                                   TOTAL
                               SHAREHOLDERS'
                                  EQUITY
                               -------------
Balance, December 31, 1995...     $56,621
Preferred share dividends and
  accretion..................          --
Issuance of Class B shares
  for cash...................     110,460
Issuance of Class B shares to
  preferred shareholders.....          --
1996 net loss applicable to
  common shareholders........     (24,784)
                                 --------
Balance, December 31, 1996...     142,297
Preferred share dividends and
  accretion..................          --
Issuance of Class B shares
  for cash...................     335,613
Issuance of Class B shares to
  preferred shareholders.....          --
1997 net income applicable to
  common shareholders........      63,119
                                 --------
Balance, December 31, 1997...     541,029
Preferred share dividends and
  accretion..................          --
Premium on redemption of
  preferred shares...........          --
Write-off of unamortized
  discount on issuance of
  preferred shares...........          --
Foreign currency translation
  adjustment.................        (704)
1998 net loss applicable to
  common shareholders........     (81,529)
                                 --------
Balance, December 31, 1998...     458,796
Conversion of Class A shares
  into Class B shares
    Class A shares
    [retired]................          --
    Class B shares issued....          --
Foreign currency translation
  adjustment.................         178
1999 net income applicable to
  common shareholders........       4,760
                                 --------
Balance, February 26, 1999...    $463,734
                                 ========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999       1998        1997          1996
                                                              --------   ---------   ---------   -------------
                                                                                                 (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) applicable to common shareholders.........  $  4,760   $ (81,529)  $  63,119     $ (24,784)
                                                              --------   ---------   ---------     ---------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Pay-in-kind preferred dividends.........................        --       1,508      16,324        14,410
    Amortization of financing costs.........................       274       3,427       6,082            --
    Provision for doubtful accounts.........................        --        (424)      9,054            --
    Depreciation............................................       233         844         276           121
    Deferred taxes..........................................        --      (1,038)      4,600            --
    Preferred share redemption premium......................        --       8,500          --            --
    Loss on debt refinancing................................        --      59,839          --            --
    Senior debt discount....................................        98         591          --            --
    Add (deduct) net changes in operating assets and
      liabilities:
      Accounts receivable...................................     1,710      42,500    (142,179)           --
      Due from affiliates and other receivables.............        --         484        (371)         (294)
      Prepaid expenses and other assets.....................      (645)       (272)        735          (337)
      Capacity available for sale...........................     8,664     113,849     196,190            --
      Accounts payable and accrued liabilities..............   (16,541)     12,250      26,335          (236)
      Income taxes payable..................................       168       2,062       4,391            --
      Due to affiliate......................................      (668)     (4,049)     (4,179)         (983)
      Deferred revenue......................................   (21,157)    (69,711)    104,779            --
                                                              --------   ---------   ---------     ---------
        Net cash (used in) provided by operating
          activities........................................   (23,104)     88,831     285,156       (12,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Organization and financing costs incurred.................        --     (13,769)    (11,769)      (29,335)
  Proceeds from long-term debt..............................        --     320,000     414,914       262,543
  Proceeds from 8 1/4% Senior Notes.........................        --     424,088          --            --
  Repayment of long-term debt...............................   (15,000)   (663,587)   (112,370)           --
  Capital contributions--common shares......................        --          --     335,613       110,460
  Redemption of preferred shares............................        --    (139,453)         --            --
  Gulf settlement payment...................................        --          --      (3,000)           --
  Decrease (increase) in funds held by collateral trustee...    36,230     170,539    (377,711)       (1,657)
                                                              --------   ---------   ---------     ---------
        Net cash provided by financing activities...........    21,230      97,818     245,677       342,011

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for construction in progress....................       788    (181,998)   (527,808)     (329,372)
  Purchase of fixed assets..................................      (200)     (4,146)       (845)         (514)
                                                              --------   ---------   ---------     ---------
        Net cash provided by (used in) investing
          activities........................................       588    (186,144)   (528,653)     (329,886)
NET (DECREASE) INCREASE IN CASH.............................    (1,286)        505       2,180            22
  Effect of foreign currency movements......................       178          29          --            --
CASH, beginning of year.....................................     3,024       2,490         310           288
                                                              --------   ---------   ---------     ---------
CASH, end of year...........................................  $  1,916   $   3,024   $   2,490     $     310
                                                              ========   =========   =========     =========

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999       1998        1997          1996
                                                              --------   ---------   ---------   -------------
                                                                                                 (AS RESTATED)
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
  Costs (reimbursed) incurred for construction in
    progress................................................  $   (788)  $  11,105   $ 757,722     $ 480,524
  Increase in deferred revenue for capacity credits.........        --          --     (88,000)           --
  Decrease (increase) in accrued liabilities................        --     170,893    (123,964)     (126,562)
  Amortization of capitalized financing costs...............        --          --     (17,950)      (24,590)
                                                              --------   ---------   ---------     ---------
  Cash paid for construction in progress....................  $   (788)  $ 181,998   $ 527,808     $ 329,372
                                                              ========   =========   =========     =========

SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid...............................................  $ 22,668   $  39,171   $  58,286     $  14,018
                                                              ========   =========   =========     =========

Taxes paid..................................................  $     --   $      --   $      --     $      --
                                                              ========   =========   =========     =========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BACKGROUND

    The Company is a facilities-based provider of telecommunications capacity to licensed international carriers through its ownership of the world's longest independent, privately-owned digital fiberoptic undersea cable system, the FLAG Europe-Asia cable system. The FLAG Europe-Asia cable system links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China (the "FLAG Route"), along a route which adjoins countries with approximately 70% of the world's population. The FLAG Europe-Asia cable system was constructed to address the growing demand for high performance, secure and cost-effective digital communications for voice, data and video along the FLAG Route. The Company provides capacity on the FLAG Europe-Asia cable system at market-based prices to licensed international carriers. The FLAG Europe-Asia cable system, which was placed in commercial service on November 22, 1997, cost approximately $1.55 billion to construct, and consists of over 17,000 miles of fiberoptic cable.

    On February 26, 1999, the Company was part of a reorganization whereby FLAG Telecom Holdings Limited ("FTHL"), a Bermuda company, became the holding company for the FLAG Telecom group of companies. Pursuant to this reorganization, all of the Class A common shares of the Company were converted to Class B common shares and the shareholders of the Company transferred to FTHL 418,259,688 Class B common shares in exchange for an equal number of shares in FTHL. As a result of this reorganization, FTHL held 65.79% of the share capital of the Company with the balance of 34.21% being held by Bell Atlantic Network Systems Company.

2.  SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars ("Dollars"). The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies are summarized as follows:

    a)  Basis of Consolidation

    The financial statements consolidate the financial statements of the Company and its subsidiary companies after eliminating intercompany transactions and balances.

    b)  Sales and Cost of Sales Recognition

    Revenues are recognized upon the date the risks and rewards of ownership are transferred to the purchaser, which is the date the capacity is made available for activation and the customer becomes responsible for standby maintenance and repairs.

    Because substantially all receivables under agreements qualifying as sales-type leases are receivable within 75 days of the date the risks and rewards of ownership are transferred to the customer, the accounts receivable balance in the accompanying balance sheets, representing the gross future minimum lease payments due, approximates the present value of future minimum lease payments. Amounts billed to

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) customers for maintenance and repair services are invoiced separately from capacity lease payments. There are no guaranteed or unguaranteed residual values accruing to the benefit of the Company. The Company has no minimum lease payments due in 1999 and no minimum lease payments for all subsequent years.

    As of December 31, 1998, in exchange for construction costs incurred, the Company had granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity at a future date under signed capacity credit agreements. Such amounts received or receivable under these agreements and the capacity credits granted to suppliers are recorded as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets. Deferred revenue also includes amounts invoiced for standby maintenance which are applicable to future periods.

    For certain customers, the Company has granted price protection credits entitling them to additional capacity if the Company lowers its prices prior to December 31, 1999. In the period that it becomes probable that the Company will lower its list prices, the Company records a provision for expected cost of sales for the additional units of capacity granted.

    The cost of the FLAG Europe-Asia cable system relating to capacity sold is recognized as cost of sales upon recognition of revenues. The amount charged to cost of sales is based on the ratio of capacity sales recognized as revenues in the period to total expected revenues over the entire life of the FLAG Europe-Asia cable system multiplied by the total construction costs. This calculation of cost of sales matches costs with the relative sales value of each sale to total expected revenues.

    Management's estimate of total expected revenues over the life of the FLAG Europe-Asia cable system may change due to a number of factors affecting estimated future revenues including changes in management's estimate of the units of capacity to be sold and changes in the expected sales value per unit of capacity to be sold. Additionally, the cost per unit will decrease in the event the Company elects to upgrade the capacity of the FLAG Europe-Asia cable system in the future to increase the units of capacity available for sale. Changes in management's estimate of total expected revenues over the life of the FLAG Europe-Asia cable system will result in adjustments to the calculations of cost of sales. These adjustments will be recorded on a prospective basis over future periods commencing with the period management revises its estimate. As the revenue from operating lease transactions is incidental, such transactions are recorded as a reduction of capacity available for resale and no depreciation is recorded.

    Standby maintenance charges are invoiced separately from capacity sales. Revenue relating to standby maintenance is recognized over the period in which the service is provided.

    c)  Commissions

    Commissions for purchase commitments are recognized as an expense upon recognition of the related revenues.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    d)  Capacity Available for Sale and Construction in Progress

    Capacity available for sale is recorded at the lower of cost or fair value less cost to sell and is charged to cost of sales as capacity is sold. Construction in progress is transferred to capacity available for sale at the date it is completed and placed into commercial operation. Construction in progress includes direct and indirect expenditures which are stated at cost and includes the accumulated work in progress for construction of the FLAG Europe-Asia cable system. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing right licenses, costs related to program management, costs for the route surveys, interest and other costs necessary for developing the FLAG Europe-Asia cable system.

    e)  Capitalized Financing Costs

    Costs incurred by the Company to obtain financing for the FLAG Europe-Asia cable system have been capitalized and are being amortized over the term of the related borrowings. Capitalized costs relating to existing financings are written off when a refinancing occurs.

    f)  Fixed Assets

    Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment...............................  33 1/3% per annum
Fixtures and fittings............................  20% per annum
Leasehold improvement............................  remaining lease term
Motor vehicles...................................  20% per annum

Fixed assets consist of the following

                                                                1999       1998
                                                              --------   --------
Office furniture............................................   $1,265     $1,231
Leasehold improvements......................................    2,371      2,326
Computer equipment..........................................    1,703      1,582
Motor vehicles..............................................      267        267
                                                               ------     ------
                                                                5,606      5,406
Less--Accumulated depreciation..............................   (1,152)      (919)
                                                               ------     ------
Net book value..............................................   $4,454     $4,487
                                                               ======     ======

    g)  Interest Rate Derivatives

    The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) institutions with high credit quality. The Company is exposed to credit loss in the event of nonperformance by these counterparties.

    At the end of March 1998, the Company entered into two interest rate swap agreements to manage the Company's exposure to interest rate fluctuations on the $370,000 bank credit facility undertaken on January 30, 1998 (the "New Credit Facility"). Under the swap agreements, the Company pays a fixed rate of 5.60% on a notional amount of $60,000, a fixed rate of 5.79% on a notional amount of $100,000, and the counterparty pays the floating rate based on LIBOR. The swap agreements terminate in January and July 2000, respectively, unless extended by an additional one year and six months, respectively, at the option of the counterparty.

    The 8 1/4% Senior Notes arising on the refinancing undertaken on January 30, 1998 (the "Senior Notes") accrue interest at the rate of 8 1/4% per annum paid semi-annually on January 30 and July 30 of each year, commencing on July 30, 1998 (see Note 3. "Long-term Debt"). Interest is expensed as it accrues. The Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after January 30, 2003, at specified option prices. In the event of any equity offering before January 31, 2001, the Company may use all or a portion of the net proceeds therefrom to redeem up to 33 1/3% of the original principal amount of the Senior Notes at a redemption price of 108.25% plus accrued and unpaid interest. If the Company has excess cash flow, as defined, for any fiscal year commencing in 2001, the Company is required, subject to certain exceptions and limitations, to make an offer to purchase the Senior Notes at specified prices. Upon a change in control, the noteholders may require the Company to purchase all or any portion of the outstanding notes at a price equal to 101% of the principal amount plus accrued but unpaid interest.

    For interest rate derivatives to qualify for hedge accounting, the debt instrument being hedged must expose the Company to interest rate risk and, at the inception of the derivative instrument and throughout the period the derivative is held, there must be a high correlation of changes in the market value of the derivative and interest expense of the hedged item. Gains and losses on interest rate derivatives and other derivative instruments which do not meet this criteria would be recorded in the statement of operations.

    If an interest rate derivative instrument were to terminate or be replaced by another instrument and no longer qualify as a hedge instrument, then it would be marked to market and carried on the balance sheet at fair value.

    h)  Translation of Foreign Currencies

    Transactions in foreign currencies are translated into Dollars at the rate of exchange prevailing at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at year end are translated into Dollars at the rate of exchange at that date. Foreign exchange gains or losses are reflected in the accompanying statements of operations.

    The statements of operations of overseas subsidiary undertakings are translated into United States Dollars at average exchange rates and the year-end net investments in these companies are translated at year-end exchange rates. Exchange differences arising from retranslation at year-end exchange rates of the

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) opening net investments and results for the year are charged or credited directly to the cumulative translation adjustment in shareholders' equity.

    i)  Stock Option Plan

    The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and accordingly, recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

    j)  Income Taxes

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

    k)  Net Income (Loss) per Common Share

    In February 1999, the shareholders of all Class A common shares in the Company converted their shares into Class B common shares of equivalent value. Basic net income per Class B common share in 1999 is based on dividing the net income by the number of Class B common shares outstanding for the period as if the exchange had occurred on January 1, 1999. The basic net loss per Class A and Class B common share in 1998 are based on dividing net loss applicable to Class A and Class B shareholders by the weighted average number of common shares outstanding during the period.

    l)  Reclassifications/Restatements of 1996 Financial Statements

    U.S. GAAP for entities subject to SEC regulations require that mandatorily redeemable preferred shares be shown between total liabilities and shareholders' equity in the balance sheet and that cumulative pay-in-kind dividends on the Company's Preferred Shares be shown as an increase to the Company's net loss or decrease to the Company's net income on the statement of operations to arrive at net income (loss) applicable to common shareholders. As a company not previously subject to SEC regulations, in its financial statements for the year ended December 31, 1996, as issued in March 1997, the Company accounted for the Preferred Shares as a component of shareholders' equity with cumulative pay-in-kind dividends recorded as a reduction of additional paid-in capital (given the accumulated deficit during the development stage). The Company has restated its financial statements for the year ended December 31, 1996, accordingly.

    Upon issuance of the Company's Preferred Shares, the Company issued 3,075,816 Class B common shares to the preferred shareholders. The Company, in its financial statements for the year ended December 31, 1996, as issued in March 1997, had accounted for the Preferred Shares at the full amount of the proceeds received and had recorded the Class B common shares at nil value. The Company has now recorded the Preferred Shares at a discounted value equal to the amount of proceeds received less the fair value of the Class B common shares issued. The fair value of the Class B common shares issued to the

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) preferred shareholders was deemed to be $3,076 based on $1 per Class B common share paid by other Class B shareholders. This discount was being amortized over the term of the Preferred Shares and was expensed in the statement of operations when the Preferred Shares were redeemed. For the year ended December 31, 1996, this restatement had no effect on net loss, increased net loss applicable to common shareholders by $550 and had no effect on basic and diluted loss per common share for Class A and Class B.

    The Company entered into a settlement agreement with Gulf Associates Communications, Limited ("Gulf") in 1994. As a result of this settlement $9,000 was payable by the Company to Gulf of which $1,400 was reflected as a settlement of loans payable, and the remaining $7,600 was reflected as a reduction in additional paid-in capital in the year the payments became due. Under generally accepted accounting principles, the Company should have expensed the $7,600 in 1994 as it was determined that the amount primarily related to Gulf's agreement to discontinue arbitration proceedings and the accompanying financial statements reflect this change. This restatement had no effect on net loss, net loss applicable to common shareholders or basic or diluted net loss per common share in 1996 or 1997. The effect of the restatement in the accompanying balance sheets was to increase additional paid-in capital and decrease retained earnings (increase accumulated deficit) by $7,600 as of December 31, 1997.

    m) Pending Accounting Standards

    The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for periods beginning after June 15, 2000. This pronouncement requires the recognition of all derivative instruments on the balance sheet at fair-value. Any subsequent changes in fair-value are then recognized in earnings unless the derivative qualifies for treatment as a hedge. Management has not yet assessed the impact of the adoption of SFAS 133 on the Company's financial position or results of operations, although it may lead to increased volatility in the Company's earnings and comprehensive income.

    The Financial Accounting Standards Board has recently issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate" ("FAS 66"). The provisions of this Interpretation are effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. It is expected that the provisions of this pronouncement will affect timing of the Company's recognition of revenues and costs associated with future sales of capacity.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  LONG-TERM DEBT

    The Company's long-term debt comprises the following:

                                                                1999       1998       1997
                                                              --------   --------   --------
Tranche A Facility..........................................  $     --   $     --   $306,380
Tranche B Facility..........................................        --         --    308,707
Bank credit facility........................................   256,500    271,500         --
8 1/4% Senior Notes, due 2008, net of unamortized discount
  of $5,321.................................................   424,777    424,679         --
                                                              --------   --------   --------
                                                              $681,277   $696,179   $615,087
                                                              ========   ========   ========

    On January 30, 1998, the Company completed the Refinancing which resulted in the repayment of all $615,087 of outstanding borrowings under the Amended and Restated Participation Agreement (the "Agreement") and the redemption of the Preferred Shares. The Refinancing consisted of $370,000 of bank credit facilities under the New Credit Facility and $430,000 of the Senior Notes. The Company has registered the Senior Notes with the SEC. Proceeds received under the Senior Notes were $424,088, net of a $5,912 underwriters' discount. This discount is being amortised over the life of the notes. The Senior Notes are not secured by any asset of the Company. Accordingly, they are effectively subordinated to any secured obligation arising from the New Credit Facility.

    The bank credit facilities include a seven-year $320,000 term loan facility and a $50,000 revolving credit facility. On January 30, 1998, the Company borrowed $320,000 under the term loan facility. Total borrowings at February 28, 1999 are $256,500. Under the term loan and revolving credit facilities, borrowings bear interest at LIBOR plus 190 to 212.5 basis points and are secured by a pledge of substantially all of the Company's assets and revenues, other than the Company's physical assets.

    The New Credit Facility and the indenture under which the Senior Notes were issued impose certain operating and financial restrictions on the Company. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay indebtedness (including the Senior Notes) prior to stated maturities, sell assets, make investments, engage in transactions with Shareholders and affiliates, issue capital stock, create liens or engage in mergers or acquisitions. These restrictions could also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a future downturn in the Company's business or the economy in general, or otherwise conduct necessary corporate activities.

    In the first quarter of 1998, the Company recognized a loss on refinancing of approximately $59,839 which has been reflected as an extraordinary item in the accompanying statement of operations. The loss on refinancing primarily represents the write-off of the remaining unamortized deferred financing costs on the outstanding borrowings under the Agreement.

    The collateral trustee maintains certain accounts in accordance with the terms of the Credit Facility. The collateral trustee has a security interest in these accounts.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  LONG-TERM DEBT (CONTINUED)
    Contractual maturities of debt are as follows:

                  YEAR ENDED DECEMBER 31,
------------------------------------------------------------
      Remainder of 1999.....................................  $     --
      2000..................................................        --
      2001..................................................        --
      2002..................................................    27,700
      2003..................................................    96,880
                                                              --------
                                                              $124,580
                                                              ========

4.  PREFERRED SHARES

    On January 30, 1998, the Company completed a refinancing which resulted in the redemption of all the Preferred Shares. In addition, the Company paid a premium of $6,641 to redeem the Preferred Shares, which, together with the write-off of the remaining $1,859 of discount related to the Preferred Shares, was charged to additional paid-in capital during 1998. The shares had a par value of $.0001 per share and a liquidation value of $100 per share. The following number of shares were issued and outstanding:

                                                         1999        1998         1997
                                                       ---------   ---------   ----------
Shares outstanding...................................        --          --     1,306,429
Share capital........................................  $     --    $     --    $  129,445

    The holders of such shares were entitled to receive cumulative pay-in-kind dividends, at an annual rate of 13% of the $100 liquidation value per share from the issue date through and including the redemption date. The Preferred Shares ranked senior to all common shares with respect to dividend rights, rights of redemption or rights on liquidation.

    By ownership of their Preferred Shares, the preferred shareholders had the right to vote 5.22% of the total voting interests of the Company, and to elect one director and the right to receive additional Class B common shares such that in total they maintained their 3.88% ownership of Class B common shares.

    The preferred shareholders were issued 3,075,816 Class B common shares when they purchased the Preferred Shares. The Class B common shares had a fair value of $1 and therefore $3,076 was assigned to the Class B common shares issued and recorded as a discount on the Preferred Shares issued. The discount was being amortized over the term of the Preferred Shares and the amortization is included in cumulative pay-in-kind preferred dividends in the accompanying statements of operations.

    During the years ended December 31, 1998 and 1997 the Board of Directors declared Preferred Share pay-in-kind dividends resulting in the issue of 21,701 and 156,885 additional shares, respectively, of Preferred Shares. In addition, as of December 31, 1997, the Company accrued approximately $708 for additional pay-in-kind dividends for the period from December 16, 1997 to December 31, 1997.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  SHAREHOLDERS' EQUITY

    a)  Class A Common Shares

    In February 1999, the shareholders of all Class A common shares in the Company converted their shares into Class B common shares of equivalent value. 132,000,000 Class A shares were converted to 69,937,597 Class B shares.

    As of December 31, 1998 and 1997 132,000,000 Class A common shares were issued and outstanding.

    By ownership of their Class A common shares, the Class A shareholders were entitled to one vote per share at any meeting of Class A shareholders and, at any general meeting or special meeting of all shareholders, to a vote representing 11% of the total voting interests of the Company, multiplied by the percentage of Class A common shares held. Class A shareholders were entitled to receive 11% of any dividends or distributions declared, paid pro rata in proportion to the number of Class A common shares held, prior to the payment of any dividends or distributions to the Class B shareholders.

    b)  Class B Common Shares

    The authorized Class B common shares capital of the Company consists of 1,000,000,000 shares with a par value of $.0001 per share. The following number of shares were issued and outstanding.

                                         1999           1998           1997
                                     ------------   ------------   ------------
Shares outstanding.................   635,796,338    565,858,741    565,858,741
Share capital......................           $64            $57            $57

    By ownership of their Class B common shares, the Class B shareholders are entitled to one vote per share at each meeting of Class B shareholders and, at any general meeting or special meeting of all shareholders, to a vote representing 89% of the total voting interests of the Company, multiplied by the percentage of Class B common shares held. Class B shareholders are entitled to receive dividends or distributions declared or paid, pro rata in proportion to the total number of Class B common shares held, after taking into account the rights of Class A shareholders to such dividends and distributions.

    During the year ended December 31, 1997, the Company issued, in exchange for cash consideration, 335,612,492 of the Class B common shares. The proceeds of the 1997 issue were used in funding the construction of the FLAG Europe-Asia cable system. There were no issues of Class B common shares during 1998. All Class B common shares were funded at $1 per share.

6.  STOCK OPTIONS

    In March, 1998, the Company adopted a Long-Term Incentive Plan under which the Company may grant up to 25,237,831 shares of common stock to eligible members of staff. During the year ended December 31, 1998, options to purchase 14,146,239 Class B common shares were granted under the plan. No options were granted under the plan from January 1, 1999 to February 26, 1999. Generally, the options vest and are exercisable on the third and fourth anniversaries of their grant, subject to meeting certain qualifying criteria. All options vest no later than eight years and expire ten years after the date of grant. The options can vest, and are exercisable, earlier on the commencement of an initial public offering of

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

6.  STOCK OPTIONS (CONTINUED)
equity in the Company. All of the options were granted at an exercise price of $1.07 per share. No options had vested. Since the Company accounts for employee options in accordance with APB No. 25, the Company has not recognized compensation expense with respect to the options granted since the exercise price did not exceed management's estimated fair value of the shares on the date of the grant (the measurement date).

    Had the compensation for the Company's Long Term Incentive Plan (see above in this Note 6) been determined in accordance with SFAS 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1999
                                                              --------
Net income attributable to common shareholders
  --as reported.............................................   4,760
  --pro forma...............................................   4,501
Earnings per share
  --as reported.............................................    0.01
  --pro forma...............................................    0.01

    The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years.

    The weighted average fair value of options granted during 1998 was $0.61 per share. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions.

                                                                1998
                                                              ---------
Dividend yield..............................................  0.0%
Expected volatility.........................................  0.59
Risk-free interest rate.....................................  6.0%
Expected lives of the options...............................  5.0 years

    The weighted average remaining contractual life of all options is
9.31 years.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

7.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                     1999                      1998                        1997                 1996
                            ----------------------   -------------------------   -------------------------   -----------
                            CLASS A      CLASS B       CLASS A       CLASS B       CLASS A       CLASS B       CLASS A
                            --------   -----------   -----------   -----------   -----------   -----------   -----------
Net income (loss) before
  extraordinary item......      --          $4,760      $(21,847)     $(21,847)      $63,119       $63,119      $(24,784)
Extraordinary item........      --              --      $(59,839)     $(59,839)           --            --            --
Net income (loss).........      --          $4,760      $(81,529)     $(81,529)      $63,119       $63,119      $(24,784)
Percentage entitlement....      --             100%           11%           89%           11%           89%           11%
Net income (loss) per
  class before
  extraordinary item......      --          $4,760       $(2,403)     $(19,444)       $6,943       $56,176       $(2,726)
Extraordinary item........      --              --       $(6,582)     $(53,257)           --            --            --
Net income (loss) per
  class...................      --          $4,760       $(8,968)     $(72,561)       $6,943       $56,176       $(2,726)
Number of shares..........      --     635,796,333   132,000,000   565,858,741   132,000,000   396,890,512   132,000,000
Income (loss) per share
  before extraordinary
  item....................      --           $0.01        $(0.02)       $(0.03)        $0.05         $0.14        $(0.02)
Extraordinary item per
  share...................      --              --        $(0.05)       $(0.10)           --            --            --
Net income (loss) per
  share...................      --           $0.00        $(0.07)       $(0.13)        $0.05         $0.14        $(0.02)

                               1996
                            -----------
                              CLASS B
                            -----------
Net income (loss) before
  extraordinary item......     $(24,784)
Extraordinary item........           --
Net income (loss).........     $(24,784)
Percentage entitlement....           89%
Net income (loss) per
  class before
  extraordinary item......     $(22,058)
Extraordinary item........           --
Net income (loss) per
  class...................     $(22,058)
Number of shares..........  164,445,547
Income (loss) per share
  before extraordinary
  item....................       $(0.13)
Extraordinary item per
  share...................           --
Net income (loss) per
  share...................       $(0.13)

    In February 1999, the shareholders of all Class A common shares in the Company converted their shares into Class B common shares of equivalent value. Basic net income per Class B common share in 1999 is based on dividing the net income by the number of Class B common shares outstanding for the period as if the exchange had occurred on January 1, 1999. The basic net loss per Class A and Class B common share in 1998 is based on dividing net loss applicable to Class A and Class B shareholders by the weighted average number of common shares outstanding during the period.

    No stock options were granted during the period from January 1, 1999 to February 26, 1999. The stock options granted during 1998, discussed in Note 6, did not have a dilutive effect on 1999 net income per common share or 1998 net loss per common share.

8.  FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and fair values of the Company's financial instruments as of February 26, 1999 and December 31, 1998 and 1997:

                                              1999                             1998                             1997
                                 NOTIONAL   CARRYING     FAIR     NOTIONAL   CARRYING     FAIR     NOTIONAL   CARRYING     FAIR
                                  AMOUNT     AMOUNT     VALUE      AMOUNT     AMOUNT     VALUE      AMOUNT     AMOUNT     VALUE
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Funds held by Collateral
  Trustee......................        --   $219,136   $219,136         --   $255,366   $255,366         --   $425,905   $425,909
8 1/4% Senior Notes              $430,000   $424,777   $407,425   $430,000   $424,679   $419,250         --        --          --
Long-term debt.................        --   $256,500   $256,500         --   $271,500   $271,500         --   $615,087   $615,087
Interest rate swaps............  $160,000        --        (835)  $160,000        --      $2,621         --        --          --
Interest rate collar
  agreement....................        --        --          --         --        --          --   $300,000        --     $(1,613)
Treasury rate lock agreement...        --        --          --         --        --          --   $100,000        --     $(1,260)

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  FINANCIAL INSTRUMENTS (CONTINUED)
    The notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties.

Funds held by Collateral        The carrying amount is a reasonable estimate of fair value
Trustee.......................  as the balance includes amounts held in banks and time deposits with a short-term maturity.

8 1/4% Senior Notes...........  The carrying amount of the 8 1/4% Senior Notes is the net proceeds of the Senior Notes issue. The fair value is based on the market price of the Senior Notes at the relevant
                                date.

Long-term debt................  The carrying amount of the long term debt is the proceeds drawn on the New Credit Facility. The debt is subject to
                                variable interest rates, and therefore, in management's
                                opinion, the carrying amount approximates the fair value of the long term debt.

Interest rate swaps...........  The interest rate swaps agreements are "zero cost" meaning that the cost of acquiring the agreement is embedded in the interest rate spread. As such, the agreement does not have a carrying value. The fair value is estimated using an option pricing model and values the changes in interest rates since inception, and the potential for future changes over the
                                remaining term.

Interest rate collar            The interest rate collar agreement is "zero cost" meaning
agreement.....................  that the cost of acquiring the agreement is embedded in the interest rate spread. As such, the agreement does not have a carrying value. The fair value is estimated using an option pricing model and essentially values the potential for
                                change in interest rates during the remaining term.

Treasury rate lock              The treasury rate lock agreement is "zero cost" meaning that agreement.....................  the cost of acquiring the agreement is embedded in the price spread. As such, the agreement does not have a carrying
                                value. The fair value is estimated using an implied yield
                                curve and essentially values the potential for change in
                                interest rates during the remaining term.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  TAXES

    At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

    The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on income derived from capacity sales and standby maintenance revenues from customers in certain jurisdictions along the FLAG Europe-Asia cable system where the Company is deemed to have a taxable presence or is otherwise subject to tax.

    Income tax expense, which consists entirely of taxes payable to foreign governments, is comprised of the following:

                                                  1999       1998       1997       1996
                                                --------   --------   --------   --------
Current.......................................    $171      $2,281     $4,391        $--

Deferred......................................      --      (1,021)     4,600         --
                                                  ----      ------     ------     ------

                                                  $171      $1,260     $8,991        $--
                                                  ====      ======     ======     ======

    Deferred taxes arise principally because, for tax purposes, in certain jurisdictions, revenues from capacity sales are deferred and recognized as taxable income over the estimated life of the FLAG Europe-Asia cable system. The provision for deferred tax comprises the following:

                                            1999       1998       1997       1996
                                          --------   --------   --------   --------
Capacity sales revenues deferred for tax
  purposes..............................  $13,217    $13,217     $7,145        $--

Deferred commissions for tax purposes...   (1,911)    (1,911)      (197)        --

Future depreciation for tax purposes....   (5,797)    (5,797)    (2,362)        --

Tax losses carried forward..............   (1,479)    (1,479)        --         --

Other...................................     (468)      (451)        14         --
                                          -------    -------    -------    -------

                                           $3,562     $3,579     $4,600        $--
                                          =======    =======    =======    =======

    Since Bermuda does not impose an income tax, the difference between reported tax expense in the accompanying statements of operations and tax as computed at statutory rates, is attributable to the provisions for foreign taxes shown above.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  RELATED PARTY TRANSACTIONS

    The Company and certain of its Shareholders or affiliates thereof have entered into agreements for the development, construction, operation, financing and marketing of the FLAG Europe-Asia cable system.

    a)  Program Management Services Agreement

    Under the terms of a Program Management Services Agreement, Bell Atlantic Network Systems ("BANS"), a Shareholder of the Company, managed all aspects of the planning and construction of the FLAG Europe-Asia cable system. The Company reimbursed BANS for all related costs and out-of-pocket expenses plus a fee equal to 16% of payroll costs and certain outside contractor and consultant costs.

    Effective May 14, 1998, the Company entered into a Termination and Release Agreement providing for the termination of the Program Management Services Agreement with BANS. In June 1998, the Company made a final payment to BANS to settle all outstanding liabilities under the Program Management Services Agreement.

    b)  Marketing Services Agreement

    The Company and BANS, entered into a Marketing Services Agreement pursuant to which BANS was responsible for marketing the assignable capacity of the FLAG Europe-Asia cable system. BANS invoiced the Company for commissions at the rate of 3% of the commitments obtained.

    Effective May 21, 1998, under a Marketing Transition Agreement the Company and BANS agreed to terminate the Marketing Services Agreement. Under the Marketing Transition Agreement, the Company agreed to pay certain BANS' closing down expenses and certain commissions in connection with their pre-termination and post-termination activities. The Company will pay BANS (i) commissions accrued under the Marketing Services Agreement but remaining unpaid and (ii) up to $3,000 commissions resulting from certain sales. Also under the Marketing Transition Agreement the Company has agreed to pay BANS or its affiliate a 50% commission where BANS or its affiliate secures the sale of four whole DS-3s (which equates to 84 whole MIUs) on the FLAG Europe-Asia cable system. The Company will accrue a liability for the commissions in the period it becomes probable that BANS or its affiliate will obtain the sales and that the amount of the commissions can be reasonably estimated.

    c)  Employee Services Agreement

    In May 1998, the Company entered into an Employee Services Agreement with Bell Atlantic Global Systems ("BAGS") pursuant to which BAGS seconds certain employees to the Company.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  RELATED PARTY TRANSACTIONS (CONTINUED)
    Total amounts incurred for the above services are as follows:

                                     PROGRAM     MARKETING    BUSINESS     EMPLOYEE
                                    MANAGEMENT   SERVICES    DEVELOPMENT   SERVICES
                                    ----------   ---------   -----------   --------
1999..............................        --          --           --        $208

1998..............................    $2,823      $2,229         $662        $411

1997..............................    12,000       3,098          436          --

1996..............................    11,985         316          471          --

    Program management and business development costs directly related to the construction of the FLAG System have been capitalized. Total program management and business development costs capitalized through PSA were $49,199. All other program management and business development costs have been expensed in the accompanying statements of operations. All marketing services commissions and employee services in the above table have been expensed in the accompanying statements of operations.

    Marubeni Corporation, the administrative agent for the financing provided under Tranche B, which was repaid in January 1998, is affiliated with Marubeni Telecom Development Limited, a Shareholder of the Company. Under the terms of the Agreement, Marubeni Corporation was entitled to certain arrangement and commitment fees. Fees incurred payable to Marubeni Corporation for the years ended December 31, 1998, 1997 and 1996, were $58, $1,280 and $2,240, respectively. At the end of each year, no amounts were payable. Interest in relation to financing provided by Marubeni for the years ended December 31, 1998, 1997 and 1996 were $1,953, $14,927 and $3,742, respectively, of which
$nil, $579 and $120 were payable at the end of each year, respectively.

    Through March 1996, the Company paid consulting fees to Albaraka International, an affiliate of Rathburn Limited, a Shareholder of the Company. Fees paid to Albaraka International during 1996 were $80.

    Until the third quarter of 1996, Tyco Submarine Systems Ltd. ("Tyco") was an affiliate of AT&T Capital Corporation, a holder of Preferred Shares. During the period in 1996 that Tyco was an affiliate of AT&T Capital Corporation, it was paid $224,372.

    The Company granted approximately $60,000 of capacity credits and $9,250 of cash to an affiliate of a Shareholder of the Company in connection with the construction of the FLAG Europe-Asia cable system in the year ended
December 31, 1997. The capacity credits were utilized during the year ended December 31, 1998.

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  COMMITMENTS AND CONTINGENCIES

    As of February 26, 1999, the Company was committed under the Contract for a final payment totaling $132,725. FLAG Limited is currently holding discussions with Tyco and KDD Submarine Cable Systems Inc. regarding the final payment. Provision has been made in the Company's financial statements to cover the anticipated final payment.

    During the year, the Company signed agreements with two new landing parties. The Company reached formal agreements with the Saudi Telecom Company and the Jordan Telecommunications Company to add landing points in Jeddah and Aqaba respectively. The estimated cost to construct these landing points is approximately $53 million and is being funded through the Company's cash flow and contributions from one of the landing parties. The landing stations are expected to enter service in July 1999.

    During 1997 the Company entered into an operations contract for the FLAG Network Operations Center (the "FNOC") with one of the landing parties on the FLAG Europe-Asia cable system. The terms of the contract require the landing party to provide a permanent facility in which to locate the FNOC along with qualified personnel and additional support as required to assist in the operations of the FNOC. In exchange for the services provided under the contract, the Company is committed to compensate the landing party an annual fixed charge for rent of the premises where the FNOC is located equal to $200 for the first year of the contract increasing in 5% increments for the following three years. Costs incurred by the landing party to provide qualified personnel and additional support are to be reimbursed by the Company on a cost plus basis.

    The Company has entered into lease agreements for the rental of office space. Estimated future minimum rental payments under the leases are for the period February 27, 1999 to December 31, 1999 and for the years ended December 2000, 2001, 2002 and 2003 and thereafter are as follows:

Remainder of 1999...........................................     $963

2000........................................................      824

2001........................................................      537

2002........................................................      549

2003........................................................      549

Thereafter..................................................    2,910

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is also committed to make quarterly payments under standby maintenance agreements for the period commencing October 8, 1997 and continuing through December 31, 2007. Estimated future payments under the standby maintenance agreements are for the period February 27, 1999 to December 31, 1999 and for the years ended December 2000, 2001, 2002 and 2003 and thereafter are as follows:

Remainder of 1999...........................................  $18,694

2000........................................................   24,546

2001........................................................   25,105

2002........................................................   25,197

2003........................................................    8,820

Thereafter..................................................   35,280

    The estimate future payments under the standby maintenance agreements are based on a number of assumptions, including, among other things, the proportion of the total FLAG Europe-Asia cable system capacity sold at any point in time and the number of other cable systems serviced under the agreement.

    The Company is subject to legal proceedings and claims in the ordinary course of business. Based on consultations with legal counsel, management does not believe that any of these proceedings or claims will have a material effect on the Company's financial position or results of operations.

12.  SUBSEQUENT EVENTS.

    On February 26, 1999, the Company was part of a reorganization whereby FLAG Telecom Holdings Limited, a Bermuda company, became the holding company for the FLAG Telecom group of companies. As a result of this reorganization, the Company became a majority-owned subsidiary of FLAG Telecom Holdings Limited.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, FLAG Telecom Holdings Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on the 7th day of June, 2000.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ ANDRES BANDE                     Chairman and Chief Executive
     -------------------------------------------         Officer (Principal Executive    June 7, 2000
                    Andres Bande                         Officer)

                                                       Chief Operating Officer
                /s/ EDWARD MCCORMACK                     (Principal Financial and
     -------------------------------------------         Accounting Officer) and         June 7, 2000
                  Edward McCormack                       Director

                  /s/ STUART RUBIN
     -------------------------------------------       General Counsel and Assistant     June 7, 2000
                    Stuart Rubin                         Secretary

               /s/ MICHAEL FITZPATRICK
     -------------------------------------------       Director                          June 7, 2000
                 Michael Fitzpatrick

                 /s/ EDWARD MCQUAID
     -------------------------------------------       Director                          June 7, 2000
                   Edward McQuaid

                   /s/ ADNAN OMAR
     -------------------------------------------       Director                          June 7, 2000
                     Adnan Omar

                  /s/ DANIEL PETRI
     -------------------------------------------       Director                          June 7, 2000
                    Daniel Petri

     -------------------------------------------       Director                          June  , 2000
                    Philip Seskin

     -------------------------------------------       Director                          June  , 2000
                  Umberto Silvestri

             /s/ DR. VALLOBH VIMOLVANICH
     -------------------------------------------       Director                          June 7, 2000
               Dr. Vallobh Vimolvanich