Form 10-Q
period 2000-06-30
FLAG TELECOM HOLDINGS LTD
filed 2000-08-14
CIK 1102752

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-29207

                       For the quarter ended June 30, 2000

                          FLAG TELECOM HOLDINGS LIMITED

                                     BERMUDA
         (State or Other Jurisdiction of Incorporation or Organisation)

                                NOT APPLICABLE
                        (IRS Employer Identification No.)

                                   CEDAR HOUSE
                                 41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                     (Address of principal executive office)

                               [++1-441-296-0909]
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

133,944,057 common shares were outstanding as of August 10, 2000.

The Exhibit Index, filed as a part of this report, appears on page 22.

================================================================================

                          FLAG TELECOM HOLDINGS LIMITED

                                    FORM 10-Q

                                      INDEX


                                                                                      Page
                                                                                      ----

PART I     FINANCIAL INFORMATION .................................................        1

ITEM 1:    FINANCIAL STATEMENTS...................................................        1
         1.A  Consolidated Balance Sheets as of June 30, 2000 and
              December 31, 1999...................................................        1
         1.B  Consolidated Statements of Operations for the three
              months and six months ended June 30, 2000, the three months ended
              June 30, 1999, the period from incorporation to 30 June, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG
               Limited)..........................................................         2
         1.C  Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2000, the three months ended
              June 30, 1999, the period from incorporation to 30 June, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG
              Limited)............................................................        3
         1.D  Consolidated Statements of Cash Flows for the six  months ended
              June 30, 2000, the period from incorporation to 30 June, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG
              Limited))...........................................................         4
         1.E  Notes to Consolidated Financial Statements..........................         5

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..............................................        10

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............        19

PART II    ADDITIONAL INFORMATION.................................................        21

ITEM 1:    LEGAL PROCEEDINGS......................................................        21
ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS..............................        21
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES........................................        21
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................        21
ITEM 5:    OTHER INFORMATION......................................................        21
ITEM 6:    EXHIBITS AND REPORTS FILED ON FORM 8-K.................................        22

SIGNATURES .......................................................................        23


PART I
Item 1.A
                          FLAG TELECOM HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                            June 30,             December 31,
                                                                              2000                   1999
                                                                          (UNAUDITED)             (AUDITED)
                                                                      ---------------------  ---------------------
ASSETS:
     Current assets:
         Cash                                                               $ 1,085,992         $     3,191
         Accounts receivable, net of allowance for doubtful accounts
              Of $5,831 (1999 - $6,827)                                          95,591              90,065
         Due from affiliate                                                       2,000               2,000
         Prepaid expenses and other assets                                       16,320               3,460
                                                                            -----------         -----------
                                                                              1,199,903              98,716
     Funds held by collateral trustee or in escrow                              260,059             134,066
     Capacity available for sale                                                     --             774,366
     Capitalized financing costs, net of accumulated
         Amortization of $4,340 (1999 - $3,142)                                  13,759              11,678
     Investment in FLAG Atlantic Limited                                          9,726               7,162
     Fixed assets, net                                                        1,057,529             299,743
     Construction in progress                                                    15,182                  --
     Other long-term assets                                                       8,000                  --
                                                                            -----------         -----------
                                                                            $ 2,564,158         $ 1,325,731
                                                                            ===========         ===========
LIABILITIES:
     Current liabilities:
         Accrued construction costs                                         $    50,067         $    52,411
         Accrued liabilities                                                     51,145              39,152
         Accounts payable                                                        42,628               7,807
         Income taxes payable                                                     4,585               4,531
         Deferred revenue                                                        55,321              48,501
                                                                            -----------         -----------
                                                                                203,746             152,402
     Senior notes,  net of unamortized
         Discount of $15,861 (1999 - $5,173)                                    999,528             425,270
     Other long-term debt                                                       150,000             190,000
     Deferred revenue and other                                                 170,935             100,724
     Deferred taxes                                                               3,925               3,973
                                                                            -----------         -----------
                                                                              1,528,134             872,369

MINORITY INTEREST                                                                    --             154,817
SHAREHOLDERS' EQUITY:
     Common shares, $.0006 par value                                                 80                  42

     Additional paid-in capital                                               1,106,979             313,848
     Foreign currency translation adjustment                                        303                 141
     Accumulated deficit                                                        (71,338)            (15,486)
                                                                            -----------         -----------
                                                                              1,036,024             298,545
                                                                            -----------         -----------
                                                                            $ 2,564,158         $ 1,325,731
                                                                            ===========         ===========

PART I
ITEM 1.B

                          FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000,
                      THE THREE MONTHS ENDED JUNE 30, 1999,
             THE PERIOD FROM INCORPORATION TO JUNE 30, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED)
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                              SIX MONTHS       PERIOD FROM   |     FLAG LTD
                                                 THREE MONTHS ENDED             ENDED         INCORPORATION  |    PERIOD FROM
                                                       JUNE 30,                 JUNE 30,        TO JUNE 30,  |   JAN 1 TO FEB 26,
                                                2000             1999            2000             1999       |       1999
                                            (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)   |     (AUDITED)
                                            -----------       -----------     -----------      -----------   |     ---------
                                                                                                             |
REVENUES                                        24,687           59,501           43,873           64,070    |         30,012
                                                                                                             |
SALES AND OTHER OPERATING COSTS:                                                                             |
  Cost of capacity sold                             --           24,748               --           25,211    |          8,294
                                                                                                             |
  Network expenses                               2,324               --            3,602               --    |            --
                                                                                                             |
  Operations and maintenance                                                                                 |
  (including non-cash compensation                                                                           |
  expense of $335, nil, $1166, nil, nil)         8,905            7,771           16,971            9,925    |          5,114
                                                                                                             |
  Sales and marketing                                                                                        |
  (including non-cash compensation                                                                           |
  expense of $225, nil, $706, nil, nil)          2,581            1,625            6,390            2,898    |            637
                                                                                                             |
  General and administrative                                                                                 |
  (including non-cash compensation                                                                           |
  expense of $765, nil, $2,675, nil, nil)        9,129            6,487           17,687            8,053    |          2,870
                                                                                                             |
  Depreciation and amortization                 19,890            2,018           39,998            2,117    |            233
                                            ----------        ---------      -----------        ---------    |     ----------
                                                42,829           42,649           84,648           48,204    |         17,148
                                                                                                             |
OPERATING (LOSS)/INCOME                        (18,142)          16,852          (40,775)          15,866    |         12,864
                                                                                                             |
INCOME FROM AFFILIATES                           1,582               --            2,188               --    |             --
INTEREST EXPENSE                               (28,073)         (12,982)         (43,762)         (17,728)   |         (9,758)
INTEREST INCOME                                 20,205            2,013           27,271            2,836    |          1,825
                                            ----------        ---------      -----------        ---------    |     ----------
(LOSS)/INCOME BEFORE MINORITY INTEREST                                                                       |
AND INCOME TAXES                               (24,428)           5,883          (55,078)             974    |          4,931
                                                                                                             |
MINORITY INTEREST                                   --           (2,048)              --             (333)   |             --
                                            ----------        ---------      -----------        ---------    |     ----------
                                                                                                             |
(LOSS)/INCOME BEFORE INCOME TAXES              (24,428)           3,835          (55,078)             641    |          4,931
                                                                                                             |
PROVISION FOR INCOME TAXES                         338              393              771              479    |            171
                                            ----------        ---------      -----------        ---------    |     ----------
NET (LOSS)/INCOME                              (24,766)           3,442          (55,849)             162    |          4,760
                                            ----------        ---------      -----------        ---------    |     ----------
                                                                                                             |
Basic and diluted (loss)/income per                                                                          |
common share                                $    (0.18)       $    0.05      $    (0.44)       $       -     |      $    0.01
                                                                                                             |
Weighted average common shares                                                                               |
outstanding                                133,941,344       69,709,935      127,638,252       69,709,935    |    635,796,338


PART I
ITEM 1.C
                          FLAG TELECOM HOLDINGS LIMITED

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000,
                       THE THREE MONTHS ENDED JUNE 30, 1999,
             THE PERIOD FROM INCORPORATION TO JUNE 30, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED)
                       (EXPRESSED IN THOUSANDS OF DOLLARS)



                                                                              SIX MONTHS       PERIOD FROM  |        FLAG LTD
                                                 THREE MONTHS ENDED             ENDED         INCORPORATION |       PERIOD FROM
                                                       JUNE 30,                 JUNE 30,        TO JUNE 30, |     JAN 1 TO FEB 26,
                                                2000             1999            2000             1999      |         1999
                                            (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)  |       (AUDITED)
                                            -----------       -----------     -----------      -----------  |       ---------
                                                                                                            |
NET (LOSS)/INCOME                              (24,766)           3,442          (55,849)             162   |           4,760
                                                                                                            |
Foreign currency translation adjustment             90             (173)             162              (13)  |             178
                                            ----------        ---------      -----------        ---------   |       ----------
                                                                                                            |
COMPREHENSIVE (LOSS)/INCOME                    (24,676)           3,269          (55,687)             149   |           4,938
                                            ===========       =========      ===========        =========   |       ==========

PART I
ITEM 1.D
                          FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000,
             THE PERIOD FROM INCORPORATION TO JUNE 30, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26,1999 (FLAG LIMITED)
                       (EXPRESSED IN THOUSANDS OF DOLLARS)




                                                                                                       |     FLAG LIMITED
                                                                                          PERIOD FROM  |     PERIOD FROM
                                                                                         INCORPORATION |     JANUARY 1 TO
                                                                      JUNE 30,            TO JUNE 30,  |     FEBRUARY 26
                                                                       2000                  1999      |         1999
                                                                    (UNAUDITED)           (UNAUDITED)  |       (AUDITED)
                                                                   -------------         ------------- |     -----------
                                                                                                       |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  |
  Net (loss)/income applicable to common shareholders             $    (55,849)         $        162   |    $    4,760
  Adjustments to reconcile net income to net cash                                                      |
     provided by/(used in) operating activities:                                                       |
     Amortization of financing costs                                     1,197                    197  |            274
     Provision for doubtful accounts                                      (996)                    --  |             --
     Senior debt discount                                                  639                    548  |             98
     Non-cash stock compensation                                         4,549                     --  |             --
     Depreciation and amortization                                      39,998                  2,117  |            233
     Loss on disposal of fixed assets                                       84                     --  |             --
     Deferred taxes                                                         34                     --  |             --
     Minority interest                                                      --                    333  |             --
     Add (deduct) net changes in assets and liabilities:                                               |
        Accounts receivable                                             (4,559)                (4,442) |          1,710
        Prepaid expenses and other assets                              (20,959)                   127  |          (645)
        Capacity available for sale                                         --                 29,318  |         8,664
        Accounts payable and accrued liabilities                        47,423                 10,613  |       (16,541)
        Income taxes payable                                                60                 (1,300) |           168
        Due to affiliate                                                    --                   (271) |          (668)
        Deferred revenue and other                                      77,031                 18,003  |       (21,157)
                                                                   ------------          ------------- |      ---------
           Net cash provided by (used in) operating activities          88,652                 55,405  |       (23,104)
                                                                   ------------          ------------- |      ---------
                                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                  |
  Financing costs incurred                                              (3,278)                    --  |            --
  Net proceeds from issuance of 11 5/8% senior notes                   576,649                     --  |            --
  Repayment of long-term debt                                          (40,000)               (15,000) |       (15,000)
  Capital contributions - initial public offering                      633,803                     --  |            --
  (Increase)/decrease in funds held by collateral trustee                                              |
     or in escrow                                                     (125,993)                48,331  |        36,230
                                                                   ------------          ------------- |      ---------
           Net cash provided by financing activities                 1,041,181                 33,331  |        21,230
                                                                   ------------          ------------- |      ---------
                                                                                                       |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                  |
  Cash paid for construction                                           (17,527)               (89,016) |           788
  Investments in FLAG Atlantic                                          (2,564)                    --  |            --
  Proceeds from disposal of assets                                          32                     --  |            --
  Investment in fixed assets and networks (incl L/T Asset)             (23,789)                  (586) |          (200)
                                                                   ------------          ------------- |     ----------
           Net cash (used in)/provided by investing activities         (43,848)               (89,602) |           588
                                                                   ------------          ------------- |     ----------
                                                                                                       |
NET INCREASE/(DECREASE) IN CASH                                      1,085,985                   (866) |        (1,286)
  Effect of foreign currency movements                                  (3,184)                   (27) |           178
CASH, beginning of period                                                3,191                  1,916  |          3,024
                                                                   ------------          ------------- |     -----------
CASH, end of period                                                $ 1,085,992           $      1,023  |     $    1,916
                                                                   ============          ============= |     ===========
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING                                                         |
  ACTIVITIES:                                                                                          |
  Costs incurred for construction in progress                      $   17,527            $     89,016  |     $     (788)
                                                                   ==========            ============  |     ===========
SUPPLEMENTAL INFORMATION DISCLOSURE OF                                                                 |
  CASH FLOW INFORMATION:                                                                               |
  Interest paid                                                    $   22,484            $      3,735  |     $   22,688
                                                                   ==========            ============  |     ===========
  Interest capitalized                                             $       --            $         --  |     $       --
                                                                   ==========            ============  |     ===========
  Taxes paid                                                       $      541            $      1,771  |     $       --
                                                                   ==========            ============  |     ===========



PART I
ITEM 1.E


                          FLAG TELECOM HOLDINGS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2000 AND 1999

1.       GENERAL

         The interim consolidated financial statements presented herein have been prepared on the basis of U.S. generally accepted accounting principles and include the accounts and balances of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2000, the three months ended June 30, 1999, the period from incorporation to June 30, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG Limited), the balance sheets as of June 30, 2000 and December 31, 1999, and the cash flows for the six months ended June 30, 2000, the period from incorporation to June 30, 1999 and the period from January 1, 1999 to February 26, 1999 (FLAG Limited). Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

         FLAG Telecom Holdings Limited ("FLAG Telecom" or the "Company") was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies (the "Group"). On February 26, 1999 FLAG Telecom acquired approximately 65.79% of FLAG Limited by exchanging 69,709,935 shares of FLAG Limited common stock for the same number of shares of FLAG Telecom common stock. The minority shareholder of FLAG Limited exchanged its remaining holdings in FLAG Limited for shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalisation such that no goodwill arises and assets and liabilities are reflected at their carryover basis.

         The results of the operations of FLAG Limited have been included in the consolidated results of FLAG Telecom's operations since the date of recapitalisation.

2.       REVENUE RECOGNITION

         Capacity contracts are accounted for as leases. For contracts that satisfy sales type lease accounting, revenues are recognized upon the date the risks and rewards of ownership are transferred to the purchaser, which is the date the capacity is made available for activation and the customer becomes responsible for maintenance charges. As a result of the issuance of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales-type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts. The change to the accounting treatment has no impact on cash flows. Until June 30, 1999 revenues from operating lease transactions were considered incidental and recorded as a reduction of the capacity available for sale.

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

8.       NET INCOME \(LOSS)PER COMMON SHARE

         Basic net income \ (loss) per common share is computed by dividing net income \ (loss) applicable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income \ (loss) per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. For the three and six month periods ended June 30, 2000 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share as such amounts would be antidilutive in periods in which a loss has been reported. The aggregate number of potential common share equivalents that have been excluded from the diluted net loss per share calculation was 1,737,257 and 1,742,624 for the three and six month periods ended June 30, 2000, respectively, and related entirely to stock options.

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

         Capacity Sales and          Traditional carrier services, involving
         Operations                  dispositions of capacity by sale, right
                                     of use or lease

                                     Operations and maintenance
                                     revenues

         Network Services            Managed bandwidth services

                                     Other value added and related
                                     services


         Details of the financial results of the two business segments for the quarter ended June 30, 2000 are summarized below reconciled to the totals for the Group as a whole. Substantially all the revenues and operating results in earlier periods arose from Capacity Sales and Operations.

         (Numbers in $'000's)

                                  Capacity Sales  Network      Total
                                  and Operations  Services
Revenues from external parties
Capacity Sale                         10,221          --        10,221
Operations & Maintenance              10,364          --        10,364
Network Services                          --        4,102        4,102
                                      ------        -----       ------
                                      20,585        4,102       24,687

Operating Loss                       (17,647)        (495)     (18,142)

Adjusted EBITDA(1)                    34,754         (252)      34,502

         Details of the financial results of the two business segments for the six months ended June 30, 2000 are summarized below reconciled to the totals for the Group as a whole. Substantially all the revenues and operating results in earlier periods arose from Capacity Sales and Operations.

         (Numbers in $'000's)

                                  Capacity Sales  Network      Total
                                  and Operations  Services
Revenues from external parties


- Capacity Sale                       18,036          --        18,036
- Operations & Maintenance            19,716          --        19,716
- Network Services                        --        6,121        6,121
                                     -------       -------      -------

                                      37,752        6,121       43,873

Operating Loss                       (38,933)      (1,842)     (40,775)

Adjusted EBITDA(1)                    82,151       (1,318)      80,833

----------
(1) Adjusted EBITDA is operating income/(loss) plus the following non-cash items: depreciation/cost of capacity sold, non-cash stock compensation and changes in deferred revenues.


         SEGMENTAL ASSETS

       (Numbers in $'000's)


                                            Capacity Sales     Network            TOTAL
                                            and Operations     Services
         Fixed Assets and Construction
         in Progress                          1,054,680.2     18,030.4          1,072,710.6


         All fixed assets in earlier periods were held in Capacity Sales and Operations. All other assets/liabilities are managed on a unified basis and, therefore, no segmental analysis is prepared.

10.      OTHER INFORMATION

         On February 16, 2000, FLAG Telecom completed an initial public offering of its common shares. Approximately $633.8 million net proceeds were received from that offering. On March 17, 2000, FLAG Telecom completed a private placement of 300 million dollar denominated and 300 million Euro denominated 11 5/8% Senior Notes due 2010. Approximately $576 million net proceeds were received from that offering.

         On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility (all of which is outstanding) and a $10 million revolving credit facility (none of which is outstanding).

         The undersea survey for the FLAG Pacific-1 (FP-1) cable system has begun. Upon completion of FP-1, scheduled for 2002, the multi-terabit dual cable system is designed to link the major internet hub cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. With FP-1, the FLAG Telecom network will extend over 64,500 km route.

11.      PENDING ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of

         Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (SFAS 138). Following the amendment made by SFAS No. 137, SFAS 133 and SFAS 138 is effective for periods beginning after June 15, 2000. Management is currently assessing the impact of the adoption of SFAS 133 and SFAS 138 on the Company's financial position and results of operations, which may be material.

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
         101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis.
         SAB 101, as amended by SAB 101/A and SAB 101/B, is effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Group believes that its policies in regards to the recognition of revenues are in compliance with the guidance of SAB 101 and does not expect that the adoption of this standard will have any material effects on its results of operations, cash flows or financial position.

         The Emerging Issues Task Force (EITF) has recently issued EITF 00-2 ("Accounting for Web Site Development Costs"). The Task Force has reached a consensus that all costs associated with the planning of web site development projects should be expensed as incurred, while costs incurred in the application and development stage should generally be capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or other relevant pronouncements. Costs incurred in the operations of the web site are generally expensed as incurred. The EITF has not yet reached a consensus as to the accounting for the costs of developing and displaying content or other information on a web site, but the Task Force plans further discussion on this issue. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. As the Company's current policy is substantially consistent with the consensuses reached in EITF 00-2, the Company does not expect that the issuance of this pronouncement will have a material effect on its financial condition or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I
ITEM 2

QUARTER ENDED JUNE 30, 2000 COMPARED WITH THE QUARTER ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

REVENUES

Total revenue recognized by the Company during the quarter ended June 30, 2000, was $24.7 million compared to $59.5 million total revenue for the quarter ended June 30, 1999.

Revenue recognized from the sale of capacity was $10.2 million for the quarter ended June 30, 2000 compared to $52.4 million during the quarter ended June 30, 1999. As a result of the issuance of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales-type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts. The change to the accounting treatment has no impact on cash flows.

As of June 30, 2000, the Company had entered into sales transactions with in excess of 100 international telecommunication carriers, compared to 88 as of June 30, 1999.

Revenue recognized from operations and maintenance was $10.4 million for the quarter ended June 30, 2000 compared to $7.1 million for the quarter ended June 30, 1999, reflecting the increased cumulative sales on the FLAG Telecom Network.

Revenue recognized from Network Services was $4.1 million for the quarter ended June 30, 2000. No Network Services revenue was generated for the quarter ended June 30, 1999.

OPERATING EXPENSES

For the quarter ended June 30, 2000 the Company recorded $19.9 million in respect of depreciation compared to $26.8 million for depreciation and cost of capacity sold recorded in the quarter ended June 30, 1999. The adoption of FASB Interpretation No. 43 discussed above, has meant that the remaining capacity available for sale has been reclassified to fixed assets on January 1, 2000 and is being depreciated over the remaining economic life of the network.

During the quarter ended June 30, 2000 the Company incurred $2.3 million in network services costs. No network services costs were incurred for the quarter ended June 30, 1999.

During the quarter ended June 30, 2000 the Company incurred $8.9 million in operations and maintenance costs compared to $7.8 million for the quarter ended June 30, 1999. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. The increase is primarily due to additional costs arising from increased activity plus increased use of contracted services.

During the quarter ended June 30, 2000, $2.6 million in sales and marketing costs were incurred compared to $1.6 million incurred during the quarter ended June 30, 1999. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. The increase in sales and marketing costs in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 is due to greater employment and related costs associated with the increased world-wide sales and marketing activity and non-cash stock compensation costs.

During the quarter ended June 30, 2000, $9.1 million of general and administrative expenses were incurred compared to $6.5 million during the quarter ended June 30, 1999. Increases are primarily due to non-cash stock compensation costs incurred plus additional staff and office related costs.

Costs for the quarter ended June 30, 2000 include charges for non-cash stock compensation expense in respect of certain awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense on borrowings increased from $13.0 million for the quarter ended June 30, 1999 to $28.1 million for the quarter ended June 30, 2000. The increase in interest expense of $15.1 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources."

Interest income of $20.2 million was earned during the quarter ended June 30, 2000 compared to $2.0 million earned during the quarter ended June 30, 1999. The interest income was earned on cash balances, short term investments and cash held by the Collateral Trustee (with respect to FLAG Limited's 81/4% Senior Notes) or in escrow arising from ongoing business operations. These amounts have increased significantly due to proceeds received from the initial public offering of our shares and further borrowings, including the issuance of our Senior Notes, which are currently held on deposit.

PROVISION FOR TAXES

The provision for taxes was $0.3 million for the quarter ended June 30, 2000 compared to $0.4 million for the quarter ended June 30, 1999. The tax provisions for periods consists of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Telecom Network where the Group is deemed to have a taxable presence or is otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, the Group of companies incorporated in Bermuda received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

NET LOSS AND LOSS PER COMMON SHARE

For the quarter ended June 30, 2000 the Company recorded a net loss of $(24.8) million compared to net income of $3.4 million for the quarter ended
June 30, 1999. This is attributable primarily to reduced accounting revenue and increased depreciation costs caused by the adoption of FASB Interpretation No. 43 with effect from July 1, 1999.

Basic and diluted loss per common share was $(0.18) for the quarter ended June 30, 2000 compared to income per common share of $0.05 for the quarter ended June 30, 1999.

SIX MONTHS ENDED 30 JUNE, 2000 COMPARED WITH THE SIX MONTHS ENDED 30 JUNE, 1999

RESULTS OF OPERATIONS

ADJUSTED CONSOLIDATED RESULTS

The table below shows the significant income statement amounts, in thousands, for the six months ended June 30, 1999, being a combination of the results of FLAG Limited for the period from January 1, 1999 to February 26, 1999 and the results of FLAG Telecom for the period from incorporation to June 30, 1999.


                                         Adjusted
                                    six months ended
                                      June 30, 1999
                                      (Expressed in
                                   thousands of dollars)
                                    ------------------
REVENUE                                  $ 94,082

SALES AND OTHER OPERATING COSTS:
    Cost of capacity sold                  33,505
    Operations and maintenance             15,039
    Sales and marketing                     3,535
    General and administrative             10,923
    Depreciation and amortization           2,350

INTEREST EXPENSE                          (27,486)

INTEREST INCOME                             4,661
                                         --------
INCOME BEFORE MINORITY INTEREST
 AND INCOME TAXES                           5,905

PROVISION FOR INCOME TAXES                    650


Statement of Cash Flow Data:


                                          Adjusted
                                       six months as
                                        of June 30,
                                            1999
                                        (Expressed in
                                     thousands of dollars)
                                         ----------
Cash flow from operating activities         32,301

Cash flow from financing activities         54,561

Cash flow from investing activities        (89,014)


REVENUES

Total revenue recognized by the Company during the six months ended June 30, 2000 was $43.9 million compared to $94.1 million in total revenue for the six months ended June 30, 1999.

Revenue recognized from the sale of capacity was $18.1 million for the six months ended June 30, 2000 compared to $80.3 million during the six months ended June 30, 1999. As a result of the issue of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales-type lease accounting. Revenues from these capacity sales are deferred and amortized over the term of the contracts. The change to the accounting treatment has no impact on cash flows.

As of June 30, 2000, the Company had entered into sales transactions with in excess of 100 international telecommunication carriers, compared to 88 as of June 30, 1999.

Revenue recognized from operations and maintenance was $19.7 million for the Six months ended June 30, 2000 compared to $13.8 million for the six months ended June 30, 1999, reflecting the increased cumulative sales on the FLAG Telecom Network.

Revenue recognized from Network Services was $6.1 million for the six months ended June 30, 2000. No Network Services revenue was generated for the six months ended June 30, 1999.

OPERATING EXPENSES

For the six months ended June 30, 2000, the Company recorded $40.0 million in respect of depreciation compared to $35.9 million for depreciation and cost of capacity sold recorded in the six months ended June 30, 1999. The adoption of FASB Interpretation No. 43 discussed above, has meant that the remaining capacity available for sale has been reclassified to fixed assets on January 1, 2000 and is being depreciated over the remaining economic life of the network.

During the six months ended June 30, 2000 the Company incurred $3.6 million in network services costs. No network services costs were incurred for the six months ended June 30, 1999.

During the six months ended June 30, 2000 the company incurred $17.0 million in operations and maintenance costs compared to $15.0 million for the six months ended June 30, 1999. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. The increase is primarily due to additional costs arising from increased activity plus increased use of contracted services.

During the six months ended June 30, 2000, $6.4 million in sales and marketing costs were incurred compared to $3.5 million incurred during the six months ended June 30, 1999. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. The increase in sales and marketing costs in the six months ended June 30, 2000 over the six months ended June 30, 1999 is due to the greater employment and related costs associated with the increased world-wide sales and marketing activity and non-cash stock compensation costs.

During the six months ended June 30, 2000, $17.7 million of general and administrative expenses were incurred compared to $10.9 million during the six months ended June 30, 1999. Increases are primarily due to non-cash stock compensation costs incurred plus additional staff and office related costs.

Costs for the six months ended June 30, 2000 includes charges for non-cash stock compensation expense in respect of certain awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense on borrowings increased from $27.5 million for the six months ended June 30, 1999 to $43.8 million for the six months ended June 30, 2000. The increase in interest expense of $16.3 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources."

Interest income of $27.3 million was earned during the six months ended June 30, 2000 compared to $4.7 million earned during the six months ended June 30, 1999. Interest was earned on cash balances and short term investments and cash held by the Collateral Trustee (with respect to FLAG Limited's 81/4% Senior Notes) or in escrow arising from ongoing business operations. These amounts have increased significantly due to proceeds received from the initial public offering of our shares and further borrowings, including the issuance of our Senior Notes, which are currently held on deposit.

PROVISION FOR TAXES

The provision for taxes was $0.8 million for the six months ended June 30, 2000 compared to $0.7 million for the six months ended June 30, 1999. The tax provisions for periods consists of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Telecom Network where the Group is deemed to have a taxable presence or is otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, the Group of companies incorporated in Bermuda received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

NET LOSS AND LOSS PER COMMON SHARE

For the six months ended June 30, 2000 the Company recorded a net loss of $(55.8) million compared to net income of $4.9 million for the six months ended June 30, 1999. This is attributable primarily to reduced accounting revenue and increased depreciation costs caused by the adoption of FASB Interpretation No. 43 with effect from July 1, 1999.

Basic and diluted loss per common share was $(0.44) for the six months ended June 30, 2000 compared to nil for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through a combination of equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of an initial public offering of our common shares.

On February 16, 2000 we completed an initial public offering (IPO) of our common shares. We received $633.8 million in net proceeds from that offering. On March 17, 2000 we completed the issue of 11 5/8% Senior Notes in the US and Europe, raising net proceeds of $576.6 million.

On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility (all of which remained outstanding at June 30, 2000) and a $10 million revolving credit facility (none of which is outstanding). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

At the end of March 1998, we entered into two interest rate swap agreements to manage our exposure to interest rate fluctuations on FLAG Limited's credit facilities. Under the swap agreements, we pay a fixed rate of 5.6% on a notional amount of $60 million and a fixed rate of 5.79% on a notional amount of $100 million and the swap counterparty pays the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminated in July 2000. We will be putting a further interest rate hedge agreement into effect by August 31, 2000 as required by the bank loan facility. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

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

The undersea survey for the FLAG PACIFIC-1 (FP-1) cable system has begun. Upon completion of FP-1, scheduled for 2002, the multi-terabit dual cable system will link the hub internet cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. We expect to fund the costs required to complete the project from some of the proceeds from our IPO and the proceeds from our 11 5/8% Senior Notes offering and other debt financings and pre-sales.

As of June 30, 2000 and December 31, 1999, the Company had a working capital surplus of $996.2 million and a deficit of $53.7 million respectively. The working capital deficit was primarily a result of the current accounts payable to the contractors which is classified as a current liability but for which the associated funds held in escrow are classified as a non-current asset and are hence excluded from the measure of working capital.

Total cash provided by operating activities and used in investing activities during the six months ended June 30, 2000 was $88.7 million and $(43.8) million respectively. As of June 30, 2000, cash on deposit, or with the collateral trustee or in escrow had increased to $1,346.1 million from $137.3 million at December 31, 1999, primarily as a result of the additional funds obtained from the IPO of $633.8 million and from the 11 5/8% Senior Notes offering of $576.6 million.

Total cash provided by operating activities and used in investing activities during the six months ended June 30, 1999 was $32.3 million and $(89.0) million respectively.

ASSETS

Our major asset is the remaining capital cost of the FLAG Telecom Network recorded in fixed assets totalling $1,049.9 million.

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

Our other fixed assets consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $22.8 million.

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

                  SAFE HARBOR STATEMENT UNDER
            THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements included in this Quarterly Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. Such statements reflect various assumptions by the Company concerning anticipated results and are subject to significant business, economic and competitive risks, uncertainties and contingencies, including, without limitation, the risks, uncertainties and contingencies described in registration statements, reports and other documents filed by the Company from time to time with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Accordingly, there can be no assurance that such statements will be realized. Such risks, uncertainties and contingencies could cause the Company's actual results for the quarter ended June 30, 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company makes no representation or warranty as to the accuracy or completeness of such statements contained in this Quarterly Report.

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

FLAG TELECOM HOLDINGS LIMITED

LONG TERM DEBT AS OF JUNE 30, 2000


                                                                        CURRENCY
                                                                           AND
                                                                        PRINCIPAL     CURRENCY AND
                       PRINCIPAL                                          AMOUNT        FAIR VALUE      FLAG OPTION
TYPE OF INSTRUMENT   PAYMENTS DUE     MATURITY DATE    INTEREST RATE    (MILLION)       (MILLION)        TO REDEEM
------------------   ------------     -------------    -------------    ---------       ---------        ---------
                                                                                                            Any time
 11 5/8% Senior      Semi-annually      March 2010      Fixed 11 5/8%        $300.0         $289.9         after March
      Notes                                                                                                   2005
                                                                                                            Any time
 11 5/8% Senior      Semi-annually      March 2010      Fixed 11 5/8%     Euro300.0      Euro273.9         after March
      Notes                                                                                                   2005


FLAG LIMITED

LONG-TERM DEBT AS OF JUNE 30, 2000


                                                                              PRINCIPAL
                             PRINCIPAL                                         AMOUNT         FAIR VALUE   FLAG OPTION
TYPE OF INSTRUMENT         PAYMENTS DUE     MATURITY DATE    INTEREST RATE  ($, MILLION)      ($, MILLION)    TO REDEEM
------------------         ------------     -------------    -------------  ------------      ------------    ---------
                                                                                                              Any time
 8 1/4% Senior Notes      Semi-annually     January 2008      Fixed 8 1/4%        430.0           381.6      after January
                                                                                                                2003
                                                                Floating
FLAG Limited              Quarterly        January 2006       LIBOR + 150         150.0           150.0       At any time
  credit facility                                              to 250 basis
                                                                 points



INTEREST RATE SWAPS OF JUNE 30, 2000


                                                                              NOTIONAL                  COUNTERPARTY'S
 TYPE OF               PAYMENTS       MATURITY        RATE        RATE         AMOUNT      FAIR VALUE      OPTION TO
INSTRUMENT                DUE           DATE         PAYABLE    RECEIVABLE  ($, MILLION)  ($, MILLION)    EXTEND UNTIL
----------                ---           ----         -------    ----------  ------------  ------------    ------------
                                                                  Three-
Pay fixed, receive     Quarterly      July 2000       5.79%       month         100.0          0.2        January 2001
Floating                                                          LIBOR


The three-month LIBOR rate at June 30, 2000 was 6.76938%

PART II
ITEM 1. LEGAL PROCEEDINGS

         We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  Not applicable.

         (d) Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions of approximately $33.6 million and offering expenses of approximately $3.8 million, totaled approximately $633.8 million. Of the $633.8 million raised by us, approximately $105 million has been used to fund our equity contribution to FLAG Atlantic Limited, $25 million has been used to repay long term indebtedness, $40 million has been used for working capital purposes and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network and to develop additional wholesale and bundled product and service offerings and for general corporate purposes. The occurrence of unforseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the second quarter of 2000, no meetings of our shareholders were held.

ITEM 5.  OTHER INFORMATION

         On March 29, 2000, we announced plans to begin construction of FLAG Pacific-1, a system designed to link the cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. We recently entered into a supply agreement for the subsea portion of the proposed cable project and announced the lead banks providing underwritten loan financing to help fund the construction of the project. We cannot assure you, however, that we will successfully complete the project.

         On July 10, 2000, we completed our registered offer to exchange up to U.S.$300,000,000 aggregate principal amount of our privately placed 11-5/8% Senior Notes due 2010 (which we refer to as the Initial Dollar Notes) and 300,000,000 Euro aggregate principal amount of our privately placed 11-5/8% Senior Notes due 2010 (which we refer to as the Initial Euro Notes and, together with the Initial Dollar Notes, our Initial Notes) for like principal amounts of registered 11-5/8% Senior Notes due 2010. Our exchange agent advised us that, as of the expiration of the offer to exchange on June 26, 2000, an aggregate of U.S.$300,000,000 principal amount of the Initial Dollar Notes had been tendered for exchange in the offer and that an aggregate of 291,950,000 Euro principal amount of the Initial Euro Notes had been tendered for exchange in the offer. We have executed, and the Bank of New York, as Trustee, has authenticated, U.S.$300,000,000 aggregate principal amount of our 11-5/8% Senior Notes due 2010 (which we refer to as the Dollar Exchange Notes) and 291,950,000 Euro aggregate principal amount of our 11-5/8% Senior Notes due 2010 (which we refer to as our Euro Exchange Notes and, together with the Dollar Exchange Notes, our Exchange Notes) to be issued pursuant to the exchange. The Exchange Notes issued in the offer to exchange have substantially the same terms and conditions as the Initial Notes, except that the Exchange Notes are not subject to the restrictions on resale or transfer which applied to the Initial Notes and which continue to apply to the outstanding Initial Notes that were not tendered in the offer to exchange. The Exchange Notes have been accepted for listing on the Luxembourg Stock Exchange.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Not applicable

(b)      REPORTS ON FORM 8-K.

         We did not file any Reports on Form 8-K during the quarter to which this Quarterly Report relates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2000.


                                                   FLAG Telecom Holdings Limited

                                                   BY: /s/ EDWARD MCCORMACK
                                                   -----------------------------
                                                   Edward McCormack
                                                   CHIEF OPERATING OFFICER AND
                                                   CHIEF FINANCIAL OFFICER


                                                   BY: /s/ STUART RUBIN
                                                   -----------------------------
                                                   Stuart Rubin
                                                   GENERAL COUNSEL AND
                                                   SECRETARY