Form 10-Q
period 2000-09-30
FLAG TELECOM HOLDINGS LTD
filed 2000-11-14
CIK 1102752

\

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-29207
                                              ----------

                For the quarterly period ended September 30, 2000

                          FLAG TELECOM HOLDINGS LIMITED
                           (Exact Name of Registrant
                          as Specified in its Charter)

                                     BERMUDA
         (State or Other Jurisdiction of Incorporation or Organisation)

                                 NOT APPLICABLE
                        (IRS Employer Identification No.)

                                   CEDAR HOUSE
                                 41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                     (Address of principal executive offices)

                               [++1-441-296-0909]
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


134,015,170 common shares were outstanding as of October 31, 2000.

The Exhibit Index, filed as a part of this report, appears on page 24.

================================================================================

                          FLAG TELECOM HOLDINGS LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I     FINANCIAL INFORMATION ..........................................               1

ITEM 1:    FINANCIAL STATEMENTS............................................               1

          1.A  Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999...........................................               1

          1.B  Consolidated Statements of Operations for the three months and nine months ended September 30, 2000, the three months ended September 30, 1999, the period from incorporation to
               September 30, 1999 and the period from January 1, 1999 to
               February 26, 1999 (FLAG Limited).............................              2

          1.C  Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2000, the three months ended September 30, 1999, the period from
               incorporation to September 30, 1999 and the period from
               January 1, 1999 to February 26, 1999 (FLAG Limited)..........              3

          1.D  Consolidated Statements of Cash Flows for the nine months ended June 30, 2000, the period from incorporation to
               September 30, 1999 and the period from January 1, 1999 to
               February 26, 1999 (FLAG Limited))............................              4

          1.E  Notes to Consolidated Financial Statements...................              5


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................             10

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......             21

PART II    OTHER INFORMATION................................................             23

ITEM 1:    LEGAL PROCEEDINGS................................................             23
ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS........................             23
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES..................................             23
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............             23
ITEM 5:    OTHER INFORMATION................................................             23
ITEM 6:    EXHIBITS AND REPORTS FILED ON FORM 8-K...........................             24

SIGNATURES .................................................................             25

PART I
Item 1.A

                          FLAG TELECOM HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                                   2000                   1999
                                                                                               (UNAUDITED)             (AUDITED)
                                                                                           ---------------------  ------------------

ASSETS:
     Current assets:
         Cash ..........................................................................          $ 1,089,320           $     3,191
         Accounts receivable, net of allowance for doubtful accounts
              Of $5,933 (1999 - $6,827) ................................................               85,045                90,065
         Due from affiliate ............................................................                2,000                 2,000
         Prepaid expenses and other assets .............................................               24,652                 3,460
                                                                                                  -----------           -----------
                                                                                                    1,201,017                98,716

     Funds held by collateral trustee or in escrow .....................................              256,868               134,066
     Capacity available for sale                                                                           --               774,366
     Capitalized financing costs, net of accumulated
         Amortization of $5,060 (1999 - $3,142) ........................................               13,413                11,678
     Investment in FLAG Atlantic Limited ...............................................               10,593                 7,162
     Fixed assets, net .................................................................            1,044,738               299,743
     Construction in progress ..........................................................               16,056                    --
     Other long term assets ............................................................                8,000                    --
                                                                                                  -----------           -----------
                                                                                                  $ 2,550,685           $ 1,325,731
                                                                                                  ===========           ===========
LIABILITIES:
     Current liabilities:
         Accrued construction costs ....................................................          $    50,067           $    52,411
         Accrued liabilities ...........................................................               57,566                39,152
         Accounts payable ..............................................................               30,682                 7,807
         Income taxes payable ..........................................................                4,251                 4,531
         Deferred revenue ..............................................................               53,909                48,501
                                                                                                  -----------           -----------
                                                                                                      196,475               152,402
    Senior notes,  net of unamortized
         discount of $15,420 (1999 - $4,730) ...........................................              978,310               425,270
     Other Long-term debt ..............................................................              125,000               190,000
     Deferred revenue and other ........................................................              217,320               100,724
     Deferred taxes ....................................................................                3,581                 3,973
                                                                                                  -----------           -----------
                                                                                                    1,520,686               872,369
MINORITY INTEREST
                                                                                                           --               154,817
SHAREHOLDERS' EQUITY:
     Common shares, $.0006 par value                                                                       80                    42
     Additional paid-in capital ........................................................            1,108,552               313,848
     Foreign currency translation adjustment ...........................................                 (148)                  141
     Accumulated deficit ...............................................................              (78,485)              (15,486)
                                                                                                  -----------           -----------
                                                                                                    1,029,999               298,545
                                                                                                  -----------           -----------
                                                                                                  $ 2,550,685           $ 1,325,731
                                                                                                  ===========           ===========


PART I
ITEM 1.B

                          FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000,
                   THE THREE MONTHS ENDED SEPTEMBER 30, 1999,
           THE PERIOD FROM INCORPORATION TO SEPTEMBER 30, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED)
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                     NINE MONTHS   PERIOD FROM    |    FLAG LTD
                                                              THREE MONTHS ENDED       ENDED     INCORPORATION    |  PERIOD FROM
                                                                 SEPTEMBER 30,     SEPTEMBER 30,   TO SEPT 30,    |JAN 1 TO FEB 26,
                                                              2000         1999         2000          1999        |      1999
                                                           (UNAUDITED)  (UNAUDITED)  (UNAUDITED)   (UNAUDITED)    |   (AUDITED)
                                                           -----------  -----------  -----------   -----------    |   ---------
                                                                                                                  |
                                                                                                                  |
REVENUES:                                                    27,327         53,913         71,200        117,983  |         30,012
SALES AND OTHER OPERATING COSTS:                                                                                  |
  Cost of capacity sold                                          --         18,588             --         43,799  |          8,294
  Network expenses                                            4,686             --          8,288             --  |             --
  Operations and maintenance                                                                                      |
  (including non-cash compensation                                                                                |
  Expense of $339, nil, $1,506, nil, nil)                     7,603          6,290         24,574         16,215  |          5,114
  Sales and marketing                                                                                             |
  (Including non-cash compensation                                                                                |
  expense of $228, nil, $936, nil, nil)                       3,552          4,437          9,942          7,335  |            637
  General and administrative                                                                                      |
  (including non-cash compensation                                                                                |
  expense of $773, nil, $3,448, nil, nil)                     9,877          6,689         27,564         14,742  |          2,870
                                                                                                                  |
  Depreciation and amortization                              19,598          4,732         59,596          5,220  |            233
                                                        -----------     ----------    -----------     ----------  |    -----------
                                                                                                                  |
OPERATING (LOSS) / INCOME                                   (17,989)        13,177        (58,764)        30,672  |         12,864
                                                                                                                  |
INCOME FROM AFFILIATES                                        1,138             --          3,326             --  |             --
INTEREST EXPENSE                                            (28,287)       (13,536)       (74,417)       (31,264) |         (9,758)
FX GAIN                                                      16,502             --         18,870             --  |             --
INTEREST INCOME                                              21,654          2,088         48,925          4,924  |          1,825
                                                        -----------     ----------    -----------     ----------  |    -----------
                                                                                                                  |
(LOSS) / INCOME BEFORE MINORITY INTEREST                                                                          |
AND INCOME TAXES                                             (6,982)         1,729        (62,060)         4,332  |          4,931
                                                                                                                  |
MINORITY INTEREST                                                --         (1,586)            --         (1,919) |             --
                                                                                                                  |
(LOSS) / INCOME BEFORE INCOME TAXES                          (6,982)           143        (62,060)         2,413  |          4,931
                                                                                                                  |
PROVISION FOR INCOME TAXES                                      164            618            935          1,098  |            171
                                                        -----------     ----------    -----------     ----------  |    -----------
                                                                                                                  |
NET (LOSS) / INCOME                                          (7,146)          (476)       (62,995)         1,315  |          4,760
                                                                                                                  |
Basic and diluted (loss) / income per comon share      $      (0.05)  $      (0.01)  $      (0.49)  $       0.02  |   $       0.01
Weighted average common shares outstanding              133,977,574     69,709,935    129,751,360     69,709,935  |    635,796,338

PART I
ITEM 1.C

                          FLAG TELECOM HOLDINGS LIMITED

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000,
                   THE THREE MONTHS ENDED SEPTEMBER 30, 1999,
           THE PERIOD FROM INCORPORATION TO SEPTEMBER 30, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 (FLAG LIMITED)
                       (EXPRESSED IN THOUSANDS OF DOLLARS)





                                                                         NINE MONTHS    PERIOD FROM    |     FLAG LTD
                                                THREE MONTHS ENDED          ENDED      INCORPORATION   |    PERIOD FROM
                                                   SEPTEMBER 30,        SEPTEMBER 30,   TO SEPT 30,    |  JAN 1 TO FEB 26
                                                2000          1999          2000           1999        |      1999
                                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    |    (AUDITED)
                                             -----------   -----------   -----------    -----------    |    ---------
                                                                                                       |
  NET (LOSS) /                                 (7,146)          (476)     (62,995)        1,315        |     4,760
  INCOME                                                                                               |
  Foreign currency translation                   (450)           10          (289)          (3)        |       178
  adjustment                                                                                           |
                                               ------           ----      -------         -----        |    ---------
  COMPREHENSIVE (LOSS) /                       (7,596)          (466)     (63,284)        1,312        |     4,938
  INCOME                                       ======           ====      =======         =====        |    =========


PART I
ITEM 1.D

                          FLAG TELECOM HOLDINGS LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000,
           THE PERIOD FROM INCORPORATION TO SEPTEMBER 30, 1999 AND THE
         PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26,1999 (FLAG LIMITED)
                       (EXPRESSED IN THOUSANDS OF DOLLARS)
                                  FLAG LIMITED

                                                                               PERIOD FROM    |    PERIOD FROM
                                                                              INCORPORATION   |     JAN 1 TO
                                                               SEPTEMBER 30,   TO SEPT 30,    |      FEB 26,
                                                                   2000           1999        |       1999
                                                                (UNAUDITED)    (UNAUDITED)    |     (AUDITED)
                                                                -----------    -----------    |     ---------
                                                                                              |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         |
  Net (loss) / income applicable to common shareholders         $   (62,995)  $     1,315     |  $     4,760
  Adjustments to reconcile net income to net cash                                             |
      provided by / (used in) operating activities:                                           |
      Amortization of financing costs                                 1,918           959     |          274
      Provision for doubtful accounts                                  (894)        1,176     |           --
      Senior debt discount                                            1,081           345     |           98
      Non-cash stock compensation                                     5,890         3,464     |           --
      Depreciation and amortization                                  59,596         5,220     |          233
      Loss on disposal of fixed assets                                   93            --     |           --
      Deferred taxes                                                   (152)          304     |           --
      Minority interest                                                  --         1,919     |           --
      Add / (deduct) net changes in assets and liabilities:                                   |
        Accounts receivable                                           5,869       (28,681)    |        1,710
        Due from affiliate                                               --        (5,000)    |           --
        Prepaid expenses and other assets                           (30,072)       (1,333)    |         (645)
        Capacity available for sale                                      --        49,389     |        8,664
        Accounts payable and accrued liabilities                     42,521         9,701     |      (16,541)
        Income taxes payable                                           (274)       (2,064)    |          168
        Due to affiliate                                                 --        (1,175)    |         (668)
        Deferred revenue and other                                  122,005        26,574     |      (21,157)
                                                                -----------   -----------     |  -----------
          Net cash provided by / (used in) operating acitivities    144,586        62,113     |      (23,104)
                                                                -----------   -----------     |  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                         |
  Financing costs incurred                                           (3,653)           --     |           --
  Net proceeds from issuance of 11 5/8 % senior notes               576,649            --     |
  Repayment of long-tern debt                                       (65,000)      (33,500)    |      (15,000)
  Capital contributions -Initial Public Offering                    633,769            --     |           --
  Capital contributions - Options exercised                             266            --     |           --
   (Increase) / decrease in funds held by collateral trustee                                  |
     or in escrow                                                  (122,802)       74,953     |       36,230
                                                                -----------   -----------     |  -----------
           Net cash provided by financing activities              1,019,229        41,453     |       21,230
                                                                -----------   -----------     |  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                         |
   Cash paid for construction                                       (18,400)     (101,365)    |          788
   Investment in FLAG Atlantic                                       (3,431)           --     |           --
   Proceeds from disposal of assets                                      32            --     |           --
   Investment in Fixed Assets and Networks (incl L/T Asset)         (30,956)       (1,271)    |         (200)
                                                                -----------   -----------     |  -----------
           Net cash (used in) / provided by investing                                         |
             activities                                             (52,755)     (102,636)    |          588
                                                                -----------   -----------     |  -----------
NET INCREASE / (DECREASE) IN CASH                                 1,111,062           930     |       (1,286)
   Effect of foreign currency movements                             (24,933)          (10)    |          178
CASH, beginning of period                                             3,191         1,916     |        3,024
                                                                -----------   -----------     |  -----------
CASH, end of period                                             $ 1,089,320   $     2,836     |  $     1,916
                                                                ===========   ===========     |  ===========
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING                                                |
   ACTIVITIES:                                                                                |
                                                                                              |
   Costs incurred for construction in progress                  $    18,400   $   101,365     |  $      (788)
                                                                -----------   -----------     |  -----------
 SUPPLEMENTAL INFORMATION DISCLOSURE OF                                                       |
   CASH FLOW INFORMATION:                                                                     |
   Interest paid                                                $    47,868   $    25,790     |  $    22,688
                                                                ===========   ===========     |  ===========
   Interest capitalized                                         $       687   $     1,281     |  $        --
                                                                ===========   ===========     |  ===========
   Taxes paid                                                   $     1,090   $     1,771     |  $        --
                                                                ===========   ===========     |  ===========

PART I
ITEM 1.E

                          FLAG TELECOM HOLDINGS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999

1.       GENERAL

         The interim consolidated financial statements presented herein have been prepared on the basis of U.S. generally accepted accounting principles and include the accounts and balances of FLAG Telecom Holdings Limited ("FLAG Telecom" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2000, the nine months ended September 30, 1999, the period from incorporation to September 30, 1999 and the period from January 1, 1999 to February 26, 1999, (FLAG Limited), the balance sheets as of September 30, 2000, and December 31, 1999, and the cash flows for the nine months ended September 30, 2000, the period from incorporation to September 30, 1999, and the period from January 1, 1999, to February 26, 1999, (FLAG Limited). Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.       CAPACITY AVAILABLE FOR SALE

         Historically, capacity for sale has been recorded at the lower of cost or fair value less cost to sell and charged to cost of sales as capacity is sold. Until contracts were entered into that precluded sales-type lease accounting for a particular segment, the cost of such segment remained in capacity available for sale.

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

5.       DEBT ISSUE

         New debt issues are recorded net of any discount on the offering. Direct third party costs incurred during an issuance are capitalized and classified as non current assets. Capitalized costs and discounts are amortized as an adjustment to interest expense over the lives of the relevant instruments.

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


8.       NET INCOME\(LOSS) PER COMMON SHARE

         Basic net income\(loss) per common share is computed by dividing net income \ (loss) applicable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income \ (loss) per common share is computed by dividing net income \
         (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. For the three and nine month periods ended September 30, 2000 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as they would be antidilutive in periods in which a loss has been reported. The aggregate number of potential common share equivalents that have been excluded from the diluted net loss per share calculation was 1,607,066 and 1,674,845 for the three and nine month periods ended September 30, 2000, respectively, and related entirely to stock options.

9.       SEGMENTAL INFORMATION

         The Company has prepared segmental information using accounting policies that are consistent across segments.

         On a segmental basis, FLAG Telecom reports its results in its two primary operational areas: Capacity Sales and Operations and Network Services. The Network Services business now makes a material and growing contribution to the Company's revenue. The segments include revenues from the various types of products and services as noted:

         Capacity Sales and             Traditional carrier services, involving
         Operations                     dispositions of capacity by sale, right
                                        of use or lease

                                        Operations and maintenance
                                        revenues

         Network Services               Managed bandwidth services

                                        Leased capacity services

                                        IP point to point services

                                        IP transit services

                                        Other value added and related services


         Details of the financial results of the two business segments for the nine months ended September 30, 2000 are summarized below reconciled to the totals for the Group as a whole. Substantially all the revenues and operating results in earlier periods arose from Capacity Sales and Operations.

(Numbers in $'000's)

                                                                         Capacity Sales    Network
                                                                         and Operations    Services       TOTAL
                                                                         --------------    --------       -----

Revenues from external parties
- Capacity Sale ....................................................         29,410             --         29,410
- Operations & Maintenance .........................................         29,933             --         29,933
- Network Services .................................................             --         11,857         11,857
                                                                            -------        -------        -------
                                                                             59,343         11,857         71,200


Operating Loss .....................................................        (54,849)        (3,915)       (58,764)

Adjusted EBITDA(1) .................................................        131,753         (3,027)       128,726


         ----------
         (1) Adjusted EBITDA is operating income/(loss) plus the following non-cash items: depreciation/cost of capacity sold, non-cash stock compensation and changes in deferred revenues.


SEGMENTAL ASSETS

(Numbers in $'000's)

                                                                         Capacity Sales     Network
                                                                         and Operations     Services           TOTAL
                                                                         --------------     --------           -----

Fixed Assets and Construction
 in Progress........................................................        1,040,969          19,825          1,060,794


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

         On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($125 million of which is outstanding) and a $10 million revolving credit facility (none of which is outstanding).

         The undersea survey for the FLAG Pacific-1 (FP-1) cable system is ongoing. Upon completion of FP-1, scheduled for 2002, the multi-terabit dual cable system will link the major internet hub cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. With FP-1, the FLAG Telecom network will extend over 64,500 kilometer route.

         FLAG Atlantic-1 remains on schedule to enter service in the first quarter of 2001. All the permits at the landing sites have been obtained. One landing station in the USA is currently under construction and is expected to be completed by year end. All other landing stations are completed. The shore-end cables have been successfully landed in the UK, France and the US and marine installation activity across the Atlantic has begun.

         FLAG Europe-Asia had made over $900 million sales to over 100 customers worldwide as at 30 September 2000. The average fill rate across the route was some 25% with substantially higher rates at the Western end and over the Hong Kong to Japan leg.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, is effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Group is a calendar year-end company, this would be the quarter ending December 31, 2000. The Group believes that its policies in regards to the recognition of revenues are in compliance with the guidance of SAB 101 and does not expect that the adoption of this standard will have any material effect on its results of operations, cash flows or financial position.

         The Emerging Issues Task Force (EITF) has recently issued EITF 00-2 ("Accounting For Web Site Development Costs") . The EITF has reached a consensus that all costs associated with the planning of web site development projects should be expensed as incurred, while costs incurred in the application and development stage should generally be capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or other relevant pronouncements. Costs incurred in the operations of the web site are generally expensed as incurred. The EITF has not yet reached a consensus as to the accounting for the costs of developing and displaying content or other information on a web site, but the EITF plans further discussion on this issue. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. As the Company's current policy is substantially consistent with the consensuses reached in EITF 00-2, the Company does not expect that the issuance of this pronouncement will have a material effect on its financial condition or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I
ITEM 2

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

REVENUES

Total revenue recognized by the Company during the quarter ended September 30, 2000, was $27.3 million compared to $53.9 million total revenue for the quarter ended September 30, 1999.

Revenue recognized from the sale of capacity was $11.4 million for the quarter ended September 30, 2000 compared to $46.1 million during the quarter ended September 30, 1999. As a result of the issuance of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales-type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts. The change to the accounting treatment has no impact on cash flows.

As of September 30, 2000, the Company had entered into sales transactions with in excess of 100 international telecommunication carriers, compared to 90 as of September 30, 1999.

Revenue recognized from operations and maintenance was $10.2 million for the quarter ended September 30, 2000 compared to $7.8 million for the quarter ended September 30, 1999, reflecting the increased cumulative sales on the FLAG Telecom Network.

Revenue recognized from Network Services was $5.7 million for the quarter ended September 30, 2000. No Network Services revenue was generated for the quarter ended September 30, 1999.

OPERATING EXPENSES

For the quarter ended September 30, 2000 the Company recorded $19.6 million in respect of depreciation compared to $23.3 million for depreciation and cost of capacity sold recorded in the quarter ended September 30, 1999. The adoption of FASB Interpretation No. 43 discussed above has meant that the remaining capacity available for sale has been reclassified to fixed assets on January 1, 2000 and is being depreciated over the remaining economic life of the network, rather than being written off as cost of sales.

During the quarter ended September 30, 2000 the Company incurred $4.7 million in network services costs. No network services costs were incurred for the quarter ended September 30, 1999. These costs relate primarily to local backhaul, connection and restoration costs.

During the quarter ended September 30, 2000 the Company incurred $7.6 million in operations and maintenance costs compared to $6.3 million for the quarter ended September 30, 1999. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. The increase is primarily due to additional costs arising from increased activity plus increased use of contracted services.

During the quarter ended September 30, 2000, $3.6 million in sales and marketing costs were incurred compared to $4.4 million incurred during the quarter ended September 30, 1999. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. The decrease in sales and marketing costs in the quarter ended September 30, 2000 over the quarter ended September 30, 1999 relates to certain one off commission payments in respect of sales made last year.

During the quarter ended September 30, 2000, $9.9 million of general and administrative expenses were incurred compared to $6.7 million during the quarter ended September 30, 1999. Increases are primarily due to non-cash stock compensation costs incurred plus additional staff and office related costs.

Costs for the quarter ended September 30, 2000 include charges for non-cash stock compensation expense of $1.3 million in respect of certain awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense on borrowings increased from $13.5 million for the quarter ended September 30, 1999 to $28.3 million for the quarter ended September 30, 2000. The increase in interest expense of $14.8 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources."

The foreign exchange gain of $16.5 million arises from the translation at the quarter end of the Net Euro denominated borrowings from Euros to US dollars at the balance sheet exchange rate.

Interest income of $21.7 million was earned during the quarter ended September 30, 2000 compared to $2.1 million earned during the quarter ended September 30, 1999. The interest income was earned on cash balances, short term investments and cash held by the Collateral Trustee or in escrow arising from ongoing business operations. These amounts have increased significantly due to proceeds received from the initial public offering of our shares and further borrowings, including the issuance of our Senior Notes, which are currently held on deposit.

PROVISION FOR TAXES

The provision for taxes was $0.2 million for the quarter ended September 30, 2000 compared to $0.6 million for the quarter ended September 30, 1999. The tax provisions for periods consists both of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Telecom Network where the Group is deemed to have a taxable presence or is otherwise subject to tax, and taxes on the activities of group undertakings in certain locations. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, the Group of companies incorporated in Bermuda received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

NET LOSS AND LOSS PER COMMON SHARE

For the quarter ended September 30, 2000 the Company recorded a net loss of $7.1 million compared to a net loss of $0.5 million for the quarter ended September 30, 1999. This is attributable primarily to reduced accounting revenue and increased depreciation costs caused by the adoption of FASB Interpretation No. 43 with effect from July 1, 1999.

Basic and diluted loss per common share was $0.05 for the quarter ended September 30, 2000 compared to basic and diluted loss per common share of $0.01 for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

ADJUSTED CONSOLIDATED RESULTS

The table below shows the significant income statement amounts for the nine months ended September 30, 1999, being a combination of the results of FLAG Limited for the period from January 1, 1999 to February 26, 1999 and the results of FLAG Telecom for the period from incorporation to September 30, 1999.

                                       Adjusted
                                     nine months ended
                                     September 30, 1999
                                       (Expressed in
                                    thousands of dollars)
                                    ------------------

REVENUE .........................        $ 147,995

SALES AND OTHER OPERATING COSTS:
    Cost of capacity sold .......           52,093
    Operations and maintenance ..           21,329
    Sales and marketing .........            7,972
    General and administrative ..           17,612
    Depreciation and amortization            5,453

INTEREST EXPENSE ................          (41,022)

INTEREST INCOME .................            6,749
                                         ---------

INCOME BEFORE MINORITY INTEREST
 AND INCOME TAXES ...............            9,263

PROVISION FOR INCOME TAXES ......            1,269

Statement of Cash Flow Data:


                                                             Adjusted
                                                           nine months as
                                                           of September 30,
                                                                 1999
                                                           (Expressed in
                                                        thousands of dollars)
                                                       ----------------------

Cash flow from operating activities ................           39,009

Cash flow from financing activities ................           62,683

Cash flow from investing activities ................         (102,048)


REVENUES

Total revenue recognized by the Company during the nine months ended September 30, 2000 was $71.2 million compared to $148.0 million in total revenue for the nine months ended September 30, 1999.

Revenue recognized from the sale of capacity was $29.4 million for the nine months ended September 30, 2000 compared to $126.4 million during the nine months ended September 30, 1999. As a result of the issue of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales-type lease accounting. Revenues from these capacity sales are deferred and amortized over the term of the contracts. The change to the accounting treatment has no impact on cash flows.

As of September 30, 2000, the Company had entered into sales transactions with in excess of 100 international telecommunication carriers, compared to 90 as of September 30, 1999.

Revenue recognized from operations and maintenance was $29.9 million for the nine months ended September 30, 2000 compared to $21.6 million for the nine months ended September 30, 1999, reflecting the increased sales on the FLAG Telecom Network.

Revenue recognized from Network Services was $11.9 million for the nine months ended September 30, 2000. No Network Services revenue was generated for the nine months ended September 30, 1999.

OPERATING EXPENSES

For the nine months ended September 30, 2000, the Company recorded $59.6 million in respect of depreciation compared to $57.5 million for depreciation and cost of capacity sold recorded in the nine months ended September 30, 1999. The adoption of FASB Interpretation No. 43 discussed above has meant that the remaining capacity available for sale has been reclassified to fixed assets on January 1, 2000 and is being depreciated over the remaining economic life of the network, rather than being written off as cost of sales.

During the nine months ended September 30, 2000 the Company incurred $8.3 million in network services costs. No network services costs were incurred for the nine months ended September 30, 1999. These costs relate primarily to local backhaul, connection and restoration costs.

During the nine months ended September 30, 2000 the company incurred $24.6 million in operations and maintenance costs compared to $21.3 million for the nine months ended September 30, 1999. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. The increase is primarily due to additional costs arising from increased activity plus increased use of contracted services.

During the nine months ended September 30, 2000, $9.9 million in sales and marketing costs were incurred compared to $8.0 million incurred during the nine months ended September 30, 1999. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. The increase in sales and marketing costs in the nine months ended September 30, 2000 over the nine months ended September 30, 1999 is due to the greater employment and related costs associated with the increased world-wide sales and marketing activity and non-cash stock compensation costs.

During the nine months ended September 30, 2000, $27.6 million of general and administrative expenses were incurred compared to $17.6 million during the nine months ended September 30, 1999. Increases are primarily due to non-cash stock compensation costs incurred plus additional staff and office related costs.

Costs for the nine months ended September 30, 2000 includes charges for non-cash stock compensation expense of $5.9 million in respect of certain awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense on borrowings increased from $41.0 million for the 9 months ended September 30, 1999 to $74.4 million for the nine months ended September 30, 2000. The increase in interest expense of $33.4 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources."

The foreign exchange gain of $18.9 million arises from the translation at the period end of the Net Euro denominated borrowings from Euros to US dollars at the balance sheet exchange rate.

Interest income of $48.9 million was earned during the nine months ended September 30, 2000 compared to $6.7 million earned during the nine months ended September 30, 1999. Interest was earned on cash balances and short term investments and cash held by the Collateral Trustee (with respect to FLAG Limited's 8 1/4% Senior Notes) or in escrow arising from ongoing business operations. These amounts have increased significantly due to proceeds received from the initial public offering of our shares and further borrowings, including the issuance of our Senior Notes, which are currently held on deposit.

PROVISION FOR TAXES

The provision for taxes was $0.9 million for the nine months ended September 30, 2000 compared to $1.3 million for the nine months ended September 30, 1999. The tax provisions for periods consists both of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FLAG Telecom Network where the Group is deemed to have a taxable presence or is otherwise subject to tax, and taxes on the activities of group undertakings in certain locations. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, the Group of companies incorporated in Bermuda received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

NET (LOSS) / INCOME AND (LOSS) / INCOME PER COMMON SHARE

For the nine months ended September 30, 2000 the Company recorded a net loss of $(63.0) million compared to net income of $6.1 million for the nine months ended September 30, 1999. This is attributable primarily to reduced accounting revenue and increased depreciation costs caused by the adoption of FASB Interpretation No. 43 with effect from July 1, 1999.

Basic and diluted loss per common share was $(0.49) for the nine months ended September 30, 2000 compared to an income per common share of $0.09 (including minority interest) for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through a combination of equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of an initial public offering of our common shares.

On February 16, 2000, we completed an initial public offering (IPO) of our common shares. We received $633.8 million in net proceeds from that offering. On March 17, 2000 we completed the issue of 11 5/8% Senior Notes in the US and Europe, raising net proceeds of $576.6 million.

On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($125 million of which remained outstanding at September 30, 2000) and a $10 million revolving credit facility (none of which is outstanding). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited. The current interest rate is 200 basis points over LIBOR. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

At the end of March 1998, we entered into two interest rate swap agreements to manage our exposure to interest rate fluctuations on FLAG Limited's credit facilities. Under the swap agreements, we paid a fixed rate of 5.6% on a notional amount of $60 million and a fixed rate of 5.79% on a notional amount of $100 million and the swap counterparty paid the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminated in July 2000. In August 2000 we entered into an interest rate collar transaction for an initial notional amount of $60 million, reducing in increments to $20 million up to April 2002. The transaction terminates on April 30, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of 5.85%. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

On October 31, 2000 we announced that we had agreed to buy from GTS its interest in FLAG Atlantic Limited (FLAG Atlantic), the 50/50 joint venture that is building the FLAG Atlantic-1 (FA-1) system. On completion, FLAG Atlantic will become a wholly-owned subsidiary of FLAG Telecom.

Under the terms of the agreement, GTS will receive $135 million in cash from FLAG Telecom. In addition, GTS will receive additional duct and dark fibre assets in France and will retain the right to acquire backhaul fibres, wavelengths and/or duct space from FLAG Atlantic on favourable terms going forward. GTS's fibre pair purchased on the system, with a total design capacity of 400 Gbps, will now have an initial lit capacity of 80 Gbps (8 x 10 Gbps).

The transaction will have no impact on either the project's scheduled first quarter 2001 Ready For Service (RFS) date or on the project's budget. Funding arrangements for the project, including all pre-sale proceeds of $800 million, are likewise unaffected.

FLAG Atlantic Limited has a $575 million construction/term loan facility and a $25 million revolving credit facility. These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. The current interest rate is 212.5 basis points over LIBOR.

FLAG Atlantic Limited has elected to cancel $55.174 million of the un-drawn construction / term loan facility as a result of payments from capacity pre-sales.

Commitment fees accrue on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

FLAG Atlantic Limited's bank facility is secured by an assignment of all of FLAG Atlantic Limited's assets, a pledge of all of the stock in FLAG Atlantic Limited and a commitment by each of its shareholders to contribute $100 million in equity. Such contributions were made on October 31.

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

As of September 30, 2000 and December 31, 1999, the Company had a working capital surplus of $1,004.5 million and a deficit of $53.7 million respectively. The working capital deficit was primarily a result of the current accounts payable to the contractors which is classified as a current liability but for which the associated funds held in escrow are classified as a non-current asset and are hence excluded from the measure of working capital.

Total cash provided by operating activities and used in investing activities during the nine months ended September 30, 2000 was $144.6 million and $(52.8) million respectively. As of September 30, 2000, cash on deposit, or with the collateral trustee or in escrow had increased to $1,346.2 million from $137.3 million at December 31, 1999, primarily as a result of the additional funds obtained from the IPO of $633.8 million and from the 11 5/8% Senior Notes offering of $576.6 million.

Total cash provided by operating activities and used in investing activities during the nine months ended September 30, 1999 was $39.0 million and $(102.0) million respectively.

ASSETS

Our major asset is the remaining capital cost of the FLAG Telecom Network recorded in fixed assets totalling $1,053.2 million.

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

Our other fixed assets consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $7.6 million.


ACCOUNTS RECEIVABLE

The accounts receivable balance at September 30, 2000 includes $44.3 million, which relates to sales contracts booked into deferred revenue but which are payable in accordance with agreed payment schedules over periods up to one year. The comparable figure at December 31, 1999 was $49.9 million.


IMPACT OF THE EURO

On January 1, 1999, eleven of the 15 member countries of the European Union, including France, Germany, Ireland, Italy and Spain, where the Group has operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the Euro. These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

The Group has operations within the European Union including many of the countries that have adopted the Euro. The Group continues to evaluate the impact the Euro will have on its continuing business operations within the overall scope of managing currency risk. However, the Group does not expect the introduction of the Euro to have a material effect on the Group's financial position or competitive position.


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

                  SAFE HARBOR STATEMENT UNDER
            THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements included in this Quarterly Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. Such statements reflect various assumptions by the Company concerning anticipated results and are subject to significant business, economic and competitive risks, uncertainties and contingencies, including, without limitation, the risks, uncertainties and contingencies described in registration statements, reports and other documents filed by the Company from time to time with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Accordingly, there can be no assurance that such statements will be realized. Such risks, uncertainties and contingencies could cause the Company's actual results for the quarter ended September 30, 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company makes no representation or warranty as to the accuracy or completeness of such statements contained in this Quarterly Report.

PART I
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk.

The value of the liability of the Euro300 million of 11 5/8% Senior Notes, as expressed in U.S. dollars on our Balance Sheet, is dependent on the U.S. dollar/Euro exchange rate at each balance sheet date. The change in this liability over a period is reflected in our Income Statement in accordance with U.S. generally accepted accounting principles. In this respect we are exposed to changes in the value of the Euro against the US dollar. Management is monitoring this exposure and may hedge the exposure if considered appropriate.

Other than this, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All revenues from the disposition of capacity and billings of standby maintenance and restoration services are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. Some contracts for the provision of FLAG Network Services are payable in currencies other than U.S. dollars. Some vendor contracts for the provision to the FLAG Europe-Asia cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. Management believes that these exposures are not material to our financial position. Whenever deemed appropriate, we may hedge our exposure to foreign currency movements.

The impact of the introduction of the Euro is discussed in the Liquidity and Capital Resources section.


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

FLAG TELECOM HOLDINGS LIMITED

LONG TERM DEBT AS OF SEPTEMBER 30, 2000



                                                                            Currency and
                                                                              Principal    Currency and
                             Principal                                          Amount       Fair Value      FLAG Option
 Type of Instrument        Payments Due      Maturity Date    Interest Rate   (million)       (million)       to Redeem
 ------------------        ------------      -------------    -------------   ---------       ---------       ---------
 11 5/8% Senior Notes     Semi-annually      March 2010      Fixed 11 5/8%      $300.0         $270.0      Any time after
                                                                                                            March 2005
 11 5/8% Senior Notes     Semi-annually      March 2010      Fixed 11 5/8%   Euro300.0      Euro259.5      Any time after
                                                                                                            March 2005




FLAG LIMITED

LONG-TERM DEBT AS OF SEPTEMBER 30, 2000


                                                                              Principal
                          Principal                                            Amount        Fair Value     FLAG Option
 Type of Instrument       Payments Due    Maturity Date    Interest Rate    ($, million)    ($, million)     to Redeem
 ------------------       ------------    -------------    -------------    ------------    ------------     ---------
                                                                                                              Any time
 8 1/4% Senior Notes     Semi-annually     January 2008      Fixed 8 1/4%       430.0           378.4      after January
                                                                                                                2003
                                                           Floating LIBOR
 FLAG Limited credit       Quarterly       January 2006     + 150 to 250        125.0           125.0       At any time
    facility                                                basis points



DERIVATIVE FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 2000

                                                                            Notional
                                                     Rate        Rate         Amount      Fair Value
Type of Instrument    Payments Due  Maturity Date   Payable    Receivable  ($, million)  ($, million)
------------------    ------------  -------------   -------    ----------  ------------  ------------
LIBOR Collar           Quarterly     April 2002     Floor at    Cap at 8%       60.0         (0.01)
                                                      5.85%

The three-month LIBOR rate at September 30, 2000 was 6.81125%.

                             PART II

ITEM 1. LEGAL PROCEEDINGS

         We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) Proceeds to us from our initial public offering, which closed on February 16, 2000, after deduction of underwriting discounts and commissions of approximately $33.6 million and offering expenses of approximately $3.8 million, totaled approximately $633.8 million. Of the $633.8 million raised by us, approximately $105 million has been used to fund our equity contribution to FLAG Atlantic Holdings Limited, $25 million has been used to repay long term indebtedness, $28 million has been used for working capital purposes, $32 million has been invested in FLAG Network Services and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network and to develop additional wholesale and bundled product and service offerings and for general corporate purposes. The occurrence of unforseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the third quarter of 2000, no meetings of our shareholders were held.

ITEM 5.  OTHER INFORMATION

         (a) During the first quarter of 2000, we announced plans to begin construction of FLAG Pacific-1, a system designed to link the cities of Seattle, Vancouver, San Francisco, Los Angeles and Tokyo. We have entered into a supply agreement for the subsea portion of the proposed cable project and expect to use proceeds from our 11 5/8% Senior Notes offering, and other debt financings and pre-sales to fund the construction of the project. We cannot assure you, however, that we will successfully complete the project.

         (b) On July 10, 2000, we completed a registered offer to exchange up to U.S.$300,000,000 aggregate principal amount of our privately placed 11 5/8% Senior Notes due 2010 (which we refer to as the Initial Dollar Notes) and 300,000,000 Euro aggregate principal amount of our privately placed 11 5/8% Senior Notes due 2010 (which we refer to as the Initial Euro Notes and, together with the Initial Dollar Notes, our Initial Notes) for like principal amounts of registered 11 5/8% Senior Notes due 2010. As of the expiration of the offer to exchange on June 26, 2000 an aggregate of U.S.$300,000,000 principal amount of the Initial Dollar Notes had been tendered for exchange in the offer and an aggregate of 291,950,000 Euro principal amount of the Initial Euro Notes had been tendered for exchange in the offer. We executed, and the Bank of New York, as Trustee, authenticated, U.S.$300,000,000 aggregate principal amount of our 11 5/8% Senior Notes due 2010 (which we refer to as the Dollar Exchange Notes) and 291,950,000 Euro aggregate principal amount of our 11 5/8% Senior Notes due 2010 (which we refer to as our Euro Exchange Notes and, together with the Dollar Exchange Notes, our Exchange Notes) for issuance pursuant to the exchange. The Exchange Notes issued in the offer to exchange have substantially the same terms and conditions as the Initial Notes, except that the Exchange Notes are not subject to the restrictions on resale or transfer which applied to the Initial Notes and which continue to apply to the outstanding Initial Notes that were not tendered in the offer to exchange. The Exchange Notes are listed on the Luxembourg Stock Exchange.

         (c) As of September 25, 2000 Soopakij Chearavanont became a member of our Board of Directors. Mr. Chearavanont is the shareholder representative of K.I.N. (Thailand) Co. Ltd.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

       The following Exhibits are filed as part of this Report on Form 10-Q as required by Regulation S-K.

Exhibit Number                                       Description
--------------                                       -----------

       Not applicable

(b)      REPORTS ON FORM 8-K.

         We did not file any Reports on Form 8-K during the quarter to which this Quarterly Report relates.

         On November 3, 2000 we filed a report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FLAG Telecom Holdings Limited


                                By: /s/ Edward McCormack
                                ---------------------------------
                                Edward McCormack
                                CHIEF OPERATING OFFICER AND
                                CHIEF FINANCIAL OFFICER


                                By: /s/ Stuart Rubin
                                ---------------------------------
                                Stuart Rubin
                                GENERAL COUNSEL AND
                                SECRETARY