Form 10-K
period 2000-12-31
FLAG TELECOM HOLDINGS LTD
filed 2001-03-30
CIK 1102752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                     OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29207

                            ------------------------

                         FLAG TELECOM HOLDINGS LIMITED

             (Exact name of Registrant as specified in its charter)

                            ------------------------

                                    BERMUDA
                        (State or other jurisdiction of
                         incorporation or organization)

                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                    (Address of principal executive office)
                                   (Zip Code)

                            ------------------------

                                +1-441-296-0909
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0006 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2001, based upon the closing price of the Common Shares on The Nasdaq Stock Market for such date, was $1,056,229,815.

    The number of outstanding shares of the registrant's Common Shares as of March 16, 2001 was 134,124,421.

    The Index of Exhibits filed with this Report begins at page 42.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FLAG TELECOM HOLDINGS LIMITED
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Part I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters To a Vote of Security Holders.........    16

Part II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    16
Item 6.   Selected Financial Data.....................................    18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    30
Item 8.   Financial Statements and Supplementary Data.................    32
Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    32

Part III
Item 10.  Directors and Executive Officers of the Registrant..........    32
Item 11.  Executive Compensation......................................    35
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    39
Item 13.  Certain Relationships and Related Transactions..............    40

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    42

FINANCIAL STATEMENTS..................................................   F-1
Signatures
Exhibits

    FLAG Telecom Holdings Limited ("FLAG Telecom" or the "Company") was incorporated under the laws of Bermuda in February 1999. Its principal executive offices are located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. In addition to the Company, the principal companies which comprise the FLAG Telecom group of companies are FLAG Limited, FLAG Atlantic Limited, FLAG Telecom Development Limited, FLAG Telecom Group Services Limited, FLAG Asia Limited and FLAG Pacific Limited. The Company is a "foreign private issuer" within the meaning of Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is voluntarily filing periodic reports under the Exchange Act as if it were a domestic registrant.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    FLAG Telecom is a leading global network services provider and independent carriers' carrier, providing an innovative range of products and services to the international carrier community, Application Service Providers ("ASPs") and Internet Service Providers ("ISPs") across a global network platform optimized to support the next generation of Internet Protocol ("IP") over optical data networks. Leveraging this unique network, FLAG Telecom's rapidly growing Network Services business markets a range of managed bandwidth and value-added services targeted at carriers, ISPs, ASPs and Multinational Corporations ("MNCs") worldwide.

    During 2000 FLAG Telecom had the following cable systems in operation or under development: FLAG Europe-Asia ("FEA"), a cable which stretches from the UK to Japan and which entered commercial service in November 1997; FLAG Atlantic-1 ("FA-1"), the world's first dual transoceanic terabit cable system, which is scheduled to enter service in Q2 2001, and FLAG Pacific-1 ("FP-1"), scheduled to enter service in the second half of 2002. In January 2001, FLAG Telecom announced that it had entered into an agreement with Level 3
Communications, Inc. ("Level 3") for a multi-terabit intra-Asia submarine cable system, to be referred to as FLAG North Asian Loop ("FNAL").

    By 2003, FLAG Telecom aims to have an operational network of over 100,000 route kilometers offering city-to-city connectivity between the world's major business centers. Currently our own fibre network has operational landing stations in 13 countries. In addition, there are eight city Points of Presence ("PoPs") located in San Francisco, New York, London, Madrid, Cairo, Hong Kong, Seoul and Tokyo, with plans to establish a further 26 PoPs in major business cities worldwide during 2001.

    Our FLAG Network Services ("FNS") business, launched in 1999, develops and markets a broad range of products and services aimed at both established and emerging communications companies. FLAG Telecom currently offers traditional capacity products as well as Managed Bandwidth Services, and IP Transit Services ("IP-T") and IP Point-to-Point Services ("IP-P"). FLAG Telecom intends to develop a comprehensive range of IP-based products, including Voice-over-IP and IP Virtual Private Networks ("IPVPN") and to evaluate opportunities in co-location, caching and web hosting services.

    The Company has an established customer base of over 100 customers, many of which are the world's leading telecommunications and Internet companies. We believe we have succeeded in attracting this customer base primarily as the result of the diversity, flexibility and high quality of our product and service offerings.

    FLAG Telecom was incorporated in Bermuda in 1999 and has management offices in London. There are regional offices and/or subsidiaries located in San Francisco, the Washington, D.C. area, New York, Dublin, Madrid, Paris, Frankfurt, Rome, Cairo, Dubai, New Delhi, Bangkok, Singapore, Hong Kong, Beijing, Seoul and Tokyo. There are two FLAG Network Operations Centers (FNOCs) located at Fujairah, in the United Arab Emirates, and at Heathrow, in the UK.

BUSINESS STRATEGY

    Our goal is to establish FLAG Telecom as the leading independent global network services provider, offering an innovative range of products and services to the international carrier community, ASPs, ISPs and MNCs across a global network platform optimized to support the next generation of IP over optical data networks.

    The principal elements of our business strategy to achieve these objectives include:

    PURSUING A FLEXIBLE APPROACH TO DEVELOPING OUR NETWORK. We have adopted a flexible approach to the development and expansion of the FLAG Telecom network. The FEA cable was developed independently, but to construct the FA-1 cable system we initially joined with Global TeleSystems Inc. ("GTS"). We subsequently bought GTS's 50% equity interest in the project on December 6, 2000 and now have 100% ownership of the system. While we are currently developing the FP-1 cable system independently, we may consider partnering, joint ventures, co-build or other co-operative arrangements to complete this project. Additionally, we are developing FNAL in conjunction with Level 3. We have also established alliances with other facilities-based bandwidth capacity providers that provide us with intra-European connectivity to many of the largest cities in Europe. We believe that this flexible approach allows us to benefit from the strengths of our partners, while also reducing the capital expenditure required to develop the network. It also increases the speed with which we can add new destinations to our network.

    - BUILDING-OUT OUR OWN INFRASTRUCTURE WHEN ECONOMICALLY ATTRACTIVE. As part of our network expansion strategy, we intend to leverage our experience in constructing the FEA cable system and FA-1 to build-out our network infrastructure to reach as many of the world's major business centers as possible when economically advantageous opportunities exist to do so. We believe owning network infrastructure offers significant competitive advantages in the global network services market because it secures end-to-end control of capacity and cost structure, providing access to low unit costs.

    - OFFERING CITY-TO-CITY CONNECTIVITY. We intend to pursue multiple approaches to obtaining intracontinental city-to-city connectivity to increase the attractiveness of the FLAG Telecom network and to meet increasing customer demand for connectivity into the major international business centers. To this end, we expect to acquire and package terrestrial capacity obtained from third parties and to acquire dark fiber capacity on cables laid by third parties. We also intend to develop our own terrestrial networks in key markets as they deregulate and when cost-effective opportunities exist. Through this combined approach, we expect to be able to provide our customers with international city-to-city connectivity through the FLAG Telecom network at prices significantly lower than if such customers had attempted to gain connectivity by separately purchasing required terrestrial capacity.

    PROVIDING A DIVERSE SET OF PRODUCTS AND SERVICES TO MEET THE NEEDS OF OUR CUSTOMERS. We intend to capitalize on the expanding customer base for telecommunications services resulting from deregulation and technological advances. We have developed and intend to expand a range of carrier services and IP services designed to meet the varying needs of a wide range of established and emerging telecommunications carriers, ISPs, ASPs and MNCs. Our traditional carrier service offerings include "lifetime of system" right-of-use products and services designed to assist carriers in managing their network capacity needs in a flexible way. Through our FNS business, we offer customers Managed Bandwidth Services which permit them to lease international connectivity for one, three or five year terms on a fully redundant, point-to-point basis. This connectivity can be offered either city-to-city, between our existing PoPs, or from customer site-to-customer site. We also offer IP Point-to-Point services using high-speed routers and IP Transit services to provide a connection to the Internet. As part of our FNS service offerings, we expect to bundle capacity between our systems. Where we have city PoPs on our network we will offer co-location space for customers to house their own equipment.

We also intend to continue to evaluate opportunities to develop additional value added IP-based services including IPVPN, caching, web hosting, content distribution and media streaming.

    FOCUSING ON THE NEEDS OF THE INTERNET COMMUNITY. We have capitalised and intend to continue to capitalize on the significant growth in the use of the Internet in recent years by focusing on the specialized needs of Internet service providers, the fastest growing segment of the telecommunications industry. ISPs, which are subject to demands by their customers to move data from one part of the world to another extremely quickly, often do not have the resources necessary to manage the purchase of pure "raw" bandwidth. As a result, they typically seek telecommunications service providers which are capable of providing end-to-end services and guaranteed performance levels. We have developed and plan to continue to develop a broad range of managed, city-to-city services, including a range of IP services, designed to meet the needs of these customers. We intend to deliver these services over our own IP-based network infrastructure.

    EMPLOYING A FLEXIBLE AND COMPREHENSIVE FINANCING PLAN. We intend to continue to follow the flexible and successful approach to financing the extension of our infrastructure that we have employed in connection with all our cable systems. We anticipate that other extensions of our infrastructure will be financed partly out of our own resources and partly on a project finance basis including presales and we may partner with others in connection with some of these projects.

PRODUCTS AND SERVICES

    We are developing an extensive range of innovative products and services which will use a state-of-the-art IP-based network infrastructure and are designed to meet the needs of a wide range of licensed international carriers, ISPs, ASPs and MNCs. Our current product and service offerings are as follows:

    - TRADITIONAL CARRIER SERVICES. Our traditional carrier service offerings include "lifetime of system" right-of-use products and shorter term leased capacity products. These services are offered with the option of restoration on alternative cable systems. FLAG Telecom undertakes the responsibility of operating and maintaining the network and the services on the network. An annual operations and maintenance fee is charged to customers buying "lifetime of system" right-of-use capacity. For shorter term leases, this fee is typically included in the annual lease charge. Currently, our customers can purchase the right to connect between any of our landing points in China, India, Korea, Hong Kong, Thailand, Malaysia, Japan, Egypt, Saudi Arabia, Jordan, the United Arab Emirates, Italy, Spain and the United Kingdom. Once FA-1 begins commercial operations, our customers will also be able to connect to the PoPs which FA-1 will maintain in New York, London and Paris. Additionally, traditional carrier services will be offered on FNAL. We have already begun selling capacity on FA-1 and FNAL cable systems, with service scheduled to commence on both systems in the second quarter of 2001. If a customer requires connectivity between any of our landing points (or PoPs) and locations not currently served by a FLAG Telecom cable system, we can arrange connectivity by bundling our network capacity with that provided by other bandwidth capacity providers.

      We believe our customers are finding it increasingly difficult to predict their future needs for bandwidth capacity and we have responded by offering our customers products that help them manage their network capacity in a flexible way. Our global portability program allows customers to purchase bandwidth capacity on one segment of the FLAG Telecom network and then move the purchased capacity to another segment of the FLAG Telecom network on an as needed basis. We offer capacity leases with terms ranging from a few months to five years. We also offer lease to buy options which allow customers to convert a capacity lease into a lifetime right-of-use at any time during the term of the lease on payment of a conversion charge. Our "drop & insert" product offers additional flexibility to customers allowing them to take a single STM-1 circuit and drop traffic off at multiple locations along the FLAG Telecom network.

      With our latest generation terabit cable systems, FA-1, FNAL and FP-1, we are offering:

    - optical 10 gigabits per second wavelength services, which are designed to support the next generation of IP networks by eliminating the need to route traffic through slower intermediate protocol layers and switches, and

    - fiber pair services, which are designed to meet the needs of major global carriers that require substantial amounts of bandwidth at low unit costs.

      Because these new cable systems are still under construction, we are selling these services on a future delivery basis.

    Our FNS business offers a growing range of value-added services including:

    - MANAGED BANDWIDTH SERVICES ("MBS"). MBS offer customers fully protected international city-to-city circuits backed by service delivery and availability guarantees. The service is available in a range of speeds from 1.5 megabits per second to 155 megabits per second. Contract terms are available for one, three or five years.

    - IP POINT TO POINT SERVICES ("IP-P"). Our IP-P service is developed for carriers, ISPs and IP operators requiring connectivity to a specific Internet Exchange or peering partner. Customers using this service arrange their own presence and peering. Access to the service can be via local, national or international leased lines providing a dedicated connection between the customer router and an access router in the FLAG Telecom gateway. The service, which runs on IP and includes latency guarantees, is designed for customers offering services such as Intranet backbones, IPVPNs and Voice-over-IP services.

    - IP TRANSIT SERVICES ("IP-T"). We provide a global-carrier class, high-speed connection to the Internet via transit arrangements with Tier 1 ISPs. Access to the transit service can be via local, national or international leased lines providing a dedicated connection between the customer router and an access router in the FLAG Telecom gateway.

    We aim to maximize the combined benefits of all our cable systems by offering FNS services that combine our own cable systems and also package our network capacity with that of other providers in order to extend our network reach. Using two or more systems to provide a seamless end-to-end service enables us to offer products such as "Middle East Direct", which provides direct connectivity from Middle Eastern markets to the United States.

    We have recently extended our IP Network to Cairo with the introduction of a city centre PoP, allowing us to uniquely offer managed network services to the Middle East. This brings to eight the total number of metropolitan city centre locations offered on the FLAG Telecom IP Network, the other locations being San Francisco, New York, London, Madrid, Hong Kong, Seoul and Tokyo.

    Additional information on the breakdown of revenues between products and services is contained by reference to Note 15 "Segment Reporting" of Notes to Consolidated Financial Statements of the Company attached hereto.

MARKETING AND SALES

    We currently market our network capacity and telecommunications products and services globally through a sales force of 75 people in the following locations:

    - regional sales offices in North America (New York & Washington, D.C.
      area), Europe (London), the Middle East and Africa (Dubai) and Asia Pacific (Hong Kong);

    - local sales offices or other sales presences in Spain (Madrid), France (Paris), Netherlands (Amsterdam), Germany (Frankfurt), United States (San Francisco), Korea (Seoul), Italy (Rome), India (New Delhi), Singapore, China (Beijing), Japan (Tokyo), Greece (Athens), Egypt (Cairo), and Turkey (Istanbul); and

    - representatives in Belgium, Switzerland and Hungary.

    Each of our regional sales offices is led by a team of senior sales representatives or advisors who are based locally in that region. Our marketing and sales team has extensive experience in the telecommunications industry and the carriers' carrier sector and has very strong ties to the regions in which our offices are located.

    Our regional and local offices are our primary points of customer contact. The sales representatives in these offices are responsible for promoting regional sales, providing customer information, facilitating customer purchases on our network and ensuring customer satisfaction. To enhance this regional focus to our marketing and sales efforts, and to address the special needs of our global customers, we have also adopted a global customer support strategy. This strategy is designed to provide multiple points of contact and support for our customers in the FLAG Telecom organization, at both the regional and senior executive level, so that we can efficiently and conveniently meet the global telecommunications needs of these customers. Our senior management, including our Chairman and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel and President of FNS, participate in such strategic sales relationships.

THE FLAG TELECOM NETWORK

    FLAG Telecom is developing a global fiberoptic cable system through own-builds and collaboration with third parties. Our first cable, FEA, deploys optical amplified bit interleaved technology. All of our subsea cables announced subsequently will be equipped with state-of-the-art Dense Wavelength Division Multiplexing ("DWDM") technology, which greatly increases the transmission capacity of a cable.

FLAG EUROPE-ASIA (FEA)

    The FEA cable system links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China along a route which adjoins countries with approximately 75% of the world's population. The FEA cable system consists of approximately 28,000 kilometers of undersea digital fiberoptic cable with a 580 kilometer dual land crossing in Egypt and a 450 kilometer dual land crossing in Thailand. The cable comes ashore at 16 operational landings in the following 13 countries: United Kingdom, Spain, Italy, Egypt, Jordan, Saudi Arabia, the United Arab Emirates, India, Malaysia, Thailand, China (including Hong Kong), Korea and Japan. It has an aggregate capacity of 10 gigabits per second transmitting on two fiber pairs. The system incorporates synchronous digital hierarchy ("SDH"), which is the current international standard for digital transmission and management. The transmission capacity of the segments of the FEA cable system is upgradeable to between 20 and 40 gigabits per second depending on the location of the segment. The FEA cable system cost approximately $1.6 billion to complete and was placed into commercial service on November 22, 1997.

FLAG ATLANTIC-1 (FA-1)

    FA-1 is a 14,500 kilometer trans-Atlantic fiberoptic dual cable system with a six fiber pair configuration with 10 gigabit per second technology and up to a maximum of 40 wavelengths of light per fiber pair. The FA-1 cable system will have an initial installed fully redundant capacity of 280 gigabits per second, with potential for upgrade to 2.4 terabits of fully redundant capacity. FA-1 will deploy state-of-the-art DWDM technology. One cable spans from Porthcurno in the United Kingdom to the north shore of Long Island, New York, and the other cable is routed from Brittany in northern France to the south shore of Long Island. The system's European landing points are connected to city centers in London and Paris. The European city centers are connected to one another via a fiber ring including two English Channel crossings. The landing points in Long Island connect to two telecommunication centers in New York City, which also connect to each other via a fiber ring. The system's design is intended to permit seamless interconnection with the FEA cable system and with a range of existing European city-to-city networks in London and Paris. The FA-1 cable system uses company owned landing stations and city-center connection points. The first loop is scheduled to be in operational service by the second quarter of 2001 and the full loop system is due to be completed by early in the second half of 2001. FA-1 will have cost approximately $1.1 billion to complete. FLAG Telecom had initially been constructing FA-1 under a 50/50 joint venture between FLAG Atlantic Holdings Limited, our subsidiary, and GTS TransAtlantic Holdings, Limited, a subsidiary of GTS. On December 6, 2000, we purchased GTS's 50% equity interest in FLAG Atlantic from GTS.

FLAG PACIFIC-1 (FP-1)

    FP-1 is the first announced transoceanic cable with eight fiber pairs, with 64 wavelengths per fiber pair and 10 gigabits per second per wavelength. Using DWDM technology, the system is expected to offer fully-protected voice, high-speed data, Internet, broadcast and other communications traffic at speeds up to 5.12 terabits per second per cable link. The high-capacity fiberoptic link between Asia and the United States is scheduled to be operational by the second half of 2002. The system is expected to connect city nodes in Tokyo to the cities on the West Coast of North America. The FP-1 design includes integrated backhaul networks for city-to-city connectivity, and employs state-of-the-art technology to maximize the capacity of the system. FP-1 will have an overall system length of approximately 22,000 km. We now expect the entire FP-1 cable system to cost approximately $1.9 billion, down from an initial project cost of $2.1 billion.

FLAG NORTH ASIAN LOOP (FNAL)

    FNAL is a six-fiber pair system designed to offer intra-regional, city-to-city connectivity between the high traffic centers of Hong Kong, Seoul, Tokyo, and Taipei and is being developed in conjunction with Level 3. Level 3's North Asian cable system, which is currently under development, will form the Eastern leg of the new system connecting Hong Kong, Taiwan and Japan. FLAG Telecom will develop the Western leg, connecting Hong Kong, Korea and Japan. We will be responsible for the integration of the Eastern and Western links of the system. The whole system will be over 10,000 kilometers in length and will be owned, managed and operated by FLAG Telecom. Level 3 will have three fibre pairs on the system. Total cost of the entire system is estimated to be approximately $750 million. FNAL is planned to connect to the FP-1 cable system in Japan, providing seamless multi-terabit connectivity to the United States, and to the FEA cable in Hong Kong, Korea and Japan. The Eastern leg of the system (excluding Taiwan) is expected to be ready for service in the second quarter of 2001. The cable will land in Korea and Taiwan later in 2001 with full loop closure expected by the third quarter of 2002. The cable system utilizes state-of-the-art DWDM technology operating at 10 gigabits per second and is expected to offer an initial fully redundant capacity of 80 gigabits per second, upgradeable to 2.5-3.8 terabits per second.

EXTENSION AND DEVELOPMENT OF THE NETWORK

    We intend to extend the reach of the FLAG Telecom network in Europe and the US, and to upgrade our systems based on customer demand. Where economically feasible, we expect to extend our network to additional countries by developing new cable systems, building extensions from our existing cable systems or by building additional terrestrial capacity. Where rapid access to a market is required or where it is not economically feasible to expand our network on our own, we may enter into arrangements with third parties to develop network extensions or to acquire rights to use their existing networks. We may also consider acquiring companies with networks or products and services that complement our own.

    We have adopted a flexible approach to the development and expansion of the FLAG Telecom network. We developed the FEA cable system independently and had joined with GTS to construct the FA-1 cable system. In December of 2000, we acquired GTS's equity interest and it is now a fully owned FLAG Telecom venture. We have also established alliances with other facilities-based bandwidth capacity providers that provide us with intra-European connectivity to many of the largest cities in Europe. We believe that our approach allows us to benefit from the strengths of our partners, while also reducing the capital expenditures required to develop the leading global carriers' carrier network. In the future, we intend to remain flexible as we seek additional opportunities to expand our network. Our present plans call for the establishment of additional PoPs in major metropolitan areas, as well as the addition of IP network capabilities that will allow us to offer high value-added services. We have developed a PoP deployment plan, which anticipates a further 26 PoPs added in 2001 to the existing 8. We will consider further opportunities for the development of infrastructure ourselves, for the lease or acquisition of existing infrastructure from third parties and for the provision of additional services. We believe that our flexible approach will significantly facilitate our efforts to expand our existing network into the leading global private carriers' carrier network. In contrast to some of our competitors who are attempting to develop their global networks exclusively on an independent basis, we believe that our approach will enable us to expand our network more rapidly and to focus on increasing the types and quality of services we offer.

    We currently maintain the FLAG Telecom network through our network operations centers ("NOCs") in Fujairah, U.A.E. and a location near Heathrow, United Kingdom. These operations centers provide for system-wide surveillance, maintenance and circuit activation 24 hours a day, 365 days per year. As the network develops new NOCs may have to be established in appropriate regions.

CUSTOMERS

    The Company has an established customer base of over 100 customers, many of which are the world's leading telecommunications and Internet companies. Our principal customers are international licensed telecommunications companies, emerging telecommunications companies and ISPs. As we expand our range of services our customer base will increasingly cover emerging carriers, ISPs, ASPs, web centric companies and MNCs.

COMPETITION

    As a global network services provider, we compete in a wide variety of different geographic markets, in each of which we face and expect in the future to face specific regional competitors. We also compete against a small number of other players that are aiming to build global networks. We compete or expect to compete in seven key markets:

    - global network services;

    - trans-Atlantic services;

    - intra-European services;

    - Middle Eastern services;

    - intra-Asian services;

    - Europe-Asia long haul services; and

    - trans-Pacific services.

    A number of companies are presently engaged in building global networks. We believe that because of the high cost of building truly global networks this is a market in which there will always be a limited number of players. Our main competitors in terms of global network operators are Global Crossing Ltd. ("Global Crossing"), 360networks inc. ("360 Networks") and Level 3. In addition, TyCom Ltd. ("TyCom") has announced that its undersea fiberoptics business will design, build, operate and maintain its own global undersea fiberoptics communications network.

    We believe our key competitors in the trans-Atlantic services market are TAT-14 consortium system, Level 3, Global Crossing, 360 Networks and TyCom.

    The intra-European market has become very competitive as a result of the large number of proposed pan-European operators. At least 20 pan-European networks have been announced or commenced operations, including: GTS, British Telecom, WorldCom, Global Crossing, Viatel and KPNQwest.

    We believe our key competitors in the Middle Eastern market are Sea Me We 3 ("SMW3") and Satellite-based transmission services.

    We believe our key competitors in the intra-Asian services market are SMW3 and Asia Pacific Cable Network ("APCN"). We expect further competition in 2001 from Asia Global Crossing, C2C consortium system and APCN2.

    In the Europe-Asia long haul market, SMW3 is the primary direct competitor along this route. However, we expect the strongest competition in the future to come from an alternative routing from Europe to Asia across the Atlantic Ocean, trans-US, and across the Pacific Ocean to Japan.

    We believe our key competitors on the trans-Pacific route will be Asia Global Crossing, Japan-US Cable System, China-US Cable System, 360 Networks and TyCom.

    For our FNS business, the competition in most markets is mainly from network service companies listed above. However, in wholesale IP services, further competition will come from the global Tier 1 ISPs such as Cable & Wireless, UUNet ("Worldcom") and Genuity.

    The information required on the geographical split of customers is incorporated by reference to Note 15 "Segment Reporting" of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

EMPLOYEES

    At December 31, 2000, we had approximately 266 full-time employees. We intend to continue to expand our headcount particularly in the areas of sales, sales support, and customer care. We believe that our relations with our employees are good.

REGULATIONS

    In the ordinary course of development, construction and operation of our fiberoptic cable systems and expansion of our FNS business, we are required to obtain and maintain various permits, licenses and other authorizations in both the United States and in foreign jurisdictions where our cables land and where we wish to provide services, and we are, or will be, subject to applicable telecommunications regulations in such jurisdictions.

    As of March 16, 2001, Verizon holds 39,922,276 shares of the Company. We are deemed an affiliate of Verizon under the U.S. Communications Act of 1934, as amended. As an affiliate of Verizon, our activities are subject to increased regulation by the Federal Communications Commission (FCC). Specifically, under
Section 271 of the U.S. Communications Act, neither Verizon nor any of its affiliates may provide or market long distance telecommunications services originating in a state (in-region state) in which Verizon is an incumbent provider of local telephone service until the FCC approves an application of Verizon to provide long distance services originating in that state. Once constructed, the FA-1 cable system will carry trans-Atlantic long distance traffic that originates in New York, which is a Verizon in-region state. Verizon obtained the necessary regulatory approval from the FCC to provide long distance services originating in New York, effective as of January 3, 2000. As an affiliate of Verizon, we will be subject to regulatory prohibitions on the provision and marketing of trans-Atlantic services via the FA-1 cable system to prospective customers located in the in-region states for which Verizon has not obtained necessary regulatory approvals.

    We have obtained, or are in the process of obtaining, applicable licenses to operate our various cable systems. These include the licenses for FA-1, for which we have obtained a US Landing License, a UK Public Telecommunications Operator License and a French Article L33.1 License. For FP-1 we have obtained a US Landing License from the FCC, subject to a further filing with the FCC on the exact coordinates of prospective landing points.

    In addition, with the expansion of our FNS business, we have acquired, or will apply for, applicable licenses throughout the world to enable us to be able to operate as we consider necessary in each country. In that connection, we have been granted infrastructure licenses in Spain, Italy, The Netherlands, Japan and Singapore and licenses for resale activities in Belgium and Italy and have applied, or will apply, for applicable licenses in Germany, Austria, Switzerland and the Scandinavian countries.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements made in this report on Form 10-K are as of the date of filing with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report and the following:

RISKS RELATED TO OUR BUSINESS

BECAUSE MANY OF OUR PRODUCTS AND SERVICES ARE IN THE EARLY STAGES OF DEVELOPMENT OR OPERATION, WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY INTEGRATE THEM WITH OUR EXISTING NETWORK AND, AS A RESULT, WE MAY NOT ACHIEVE THE REVENUES FROM THESE PRODUCTS AND SERVICES THAT WE EXPECT.

    We are at the design/development stage in our planned construction of the FP-1 cable system. While the Eastern leg of our FNAL cable system is scheduled to go into service in the second quarter of 2001, we are at an early stage of the construction of the Western leg. The construction of the FA-1 cable system is at an advanced stage. Additionally we are continuing with the roll out by our FNS business of a range of new telecommunications products and services, such as MBS, IP-P, IP-T, co-location and web hosting. In order to complete our transition from a business primarily involved in the operation of a single undersea cable network with a target market consisting mainly of large operators to one that operates a number of cable systems and also markets new products and services to an expanded target market (including resellers, ISPs and ASPs), we must undergo substantial further changes in our operations. These changes are expected to be a significant challenge to our managerial, administrative, marketing and operational resources. We are in the process of developing the management, marketing and operational capabilities and financial and accounting systems and controls necessary for this on-going transition. We cannot assure you that we will succeed in developing all or any of these capabilities.

BECAUSE ACHIEVEMENT OF OUR BUSINESS OBJECTIVES DEPENDS UPON THE SUCCESSFUL COMPLETION OF OUR CABLE SYSTEMS CURRENTLY UNDER CONSTRUCTION, WE MUST COMPLETE OUR CABLE SYSTEMS IN A TIMELY MANNER AND WITHIN BUDGET

    We cannot guarantee that construction of our cable systems will take place in the time planned, within budget, or at all. Successful completion of the outstanding construction on our cable systems will be affected by a variety of factors, many of which we cannot control, including:

    - our ability to acquire satisfactory landing sites, rights-of-way and permits from governmental authorities and private third parties;

    - our management of construction costs and, if cost overruns occur, our ability to obtain any needed additional financing;

    - timely performance by our contractors;

    - technical performance of the fiber and equipment used in our cable systems;

    - our ability to attract and retain qualified personnel; and

    - force majeure delays including weather.

    Failure to complete the FA-1 cable system by September 30, 2001 could result in a default under FLAG Atlantic Limited's credit facility and an acceleration of its indebtedness. If the FA-1 cable system does not go into service by March 31, 2002, some of FLAG Atlantic Limited's customers may cancel their obligation to purchase capacity. While we would not have any direct liability as a result of FLAG Atlantic Limited's failure to complete the FA-1 cable system on time, we could lose our investment in FLAG Atlantic Limited.

BECAUSE THE SUCCESSFUL CONSTRUCTION OF THE FNAL CABLE SYSTEM DEPENDS UPON THE EFFORTS OF LEVEL 3 AND THE SUCCESSFUL MANAGEMENT OF OUR RELATIONSHIP WITH THEM, WE CANNOT ASSURE THE SUCCESSFUL CONSTRUCTION OF THE FNAL CABLE SYSTEM.

    Under a Submarine Cable System Development Agreement, Level 3 has agreed to manage the construction (or acquisition) and installation of the Eastern leg of the cable system including certain cable stations required for the FNAL cable system. While Level 3 has significant experience in the development of such telecommunications systems, we cannot assure you that it will perform its obligations under the agreement in a timely fashion, or at all.

BECAUSE WE INTEND TO RETAIN CAPACITY ON EACH OF OUR CABLE SYSTEMS FOR OUR OWN ACCOUNT AND RESELL THIS CAPACITY FOR OUR SOLE RISK AND BENEFIT, WE MAY NOT ULTIMATELY REALISE SUFFICIENT VALUE FROM THIS CAPACITY REQUIRED TO JUSTIFY THE OVERALL SUCCESS OF THE PROJECT.

    We intend to retain capacity on all our cable systems for our own account, to bundle this capacity with our respective other products and to sell these bundled products. The future demand for such bundled products may not be sufficient to allow us to fully utilise the retained capacity. The overall value realised from such retained capacity may ultimately not be sufficient to cover the costs allocated to this capacity on the various cable systems.

IF WE ARE UNABLE TO DEPLOY SOPHISTICATED TECHNOLOGIES ON A GLOBAL BASIS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

    The operation of our systems requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. We cannot assure you that, even if built to specifications, our systems will function as expected in a cost-effective manner. In addition, our business plan calls for the use of state-of-the-art technology which is currently under development. In particular, the FA-1, FP-1 and FNAL cable systems are designed to employ technology recently developed by Alcatel Submarine Networks. While Alcatel Submarine Networks has successfully tested this technology, this technology has not yet been deployed operationally. Failure to deploy this technology on time could have a material adverse effect on our operations and financial results. Our business plan also calls for the upgrade of capacity on the FEA cable system by adding wavelength division multiplexing equipment. We have received technical evaluations from potential suppliers indicating that such upgrades can be achieved. However, we cannot assure you that these upgrades can be successfully implemented. Failure to achieve these upgrades could materially impact the amount of capacity which we will be able to sell, and the types of services that we will be able to offer.

BECAUSE WE HAVE SUBSTANTIAL INDEBTEDNESS THAT COULD IMPAIR OUR ABILITY TO RAISE OR GENERATE REQUIRED CAPITAL AND LIMIT OUR OPERATING FLEXIBILITY, WE MAY BE MORE VULNERABLE TO CHANGES IN OUR BUSINESS OR THE ECONOMY.

    We currently have consolidated debt of $1,139 million, including the $430 million 8 1/4% Senior Notes issued by FLAG Limited, $300 million 11 5/8% Senior Notes issued by FLAG Telecom and the E300 million 11 5/8% Senior Notes issued by FLAG Telecom. In addition, FLAG Atlantic Limited has borrowed
$62 million under its credit facility and FLAG Limited has $93 million of debt outstanding under its credit facility. We intend to take on additional borrowings to partly finance the planned expansion of the FLAG Telecom network. Our substantial indebtedness may have important consequences for us, including the following:

    - our ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditures on terms favorable to us may be impaired;

    - our ability to generate funds for our operations and future business opportunities may be impaired, since we will use a substantial portion of our cash flow to make principal and interest payments on our debt;

    - our existing debt facilities contain a number of significant limitations that restrict our ability to conduct our business and to borrow additional money, pay dividends or other distributions to our shareholders, make investments, sell assets, and engage in mergers or consolidations;

    - a substantial decrease in our net operating cash flows or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations;

    - we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and

    - our high degree of leverage makes us vulnerable to a downturn in our business or the economy generally.

IF WE FAIL TO OBTAIN THE RESOURCES REQUIRED TO ADAPT, UPGRADE OR EXPAND OUR NETWORK, WE MAY NOT BE ABLE TO KEEP UP WITH DEMANDS FROM OUR CUSTOMERS OR CHANGES IN OUR INDUSTRY.

    We may need to upgrade, expand or adapt the components of the FLAG Telecom network to respond to the following:

    - demand for greater transmission capacity;

    - changes in our customers' service requirements;

    - technological advances; and

    - government regulation.

    Any upgrade, expansion or adaptation of the FLAG Telecom network could require substantial additional financial, operational and managerial resources which may not be available to us.

IF WE FAIL TO MAINTAIN CO-OPERATIVE RELATIONSHIPS WITH OUR LANDING PARTIES, OUR OPERATIONS MAY BE IMPAIRED.

    We depend upon fifteen different landing parties to provide access to the origination and termination points for the FEA cable system. Our ability to offer city-to-city services is dependent on our landing parties' willingness to provide cost-effective terrestrial services, and/or to agree to connect other terrestrial networks to the FEA cable system. Each of these landing parties has entered into a construction and maintenance agreement with us and some of our customers under which each of the landing parties commits to provide access, to charge reasonable and uniform rates to all customers accessing the FEA cable system through the landing party's landing station and to maintain the terrestrial portion of the FEA cable system in the landing party's country. Despite these commitments, we cannot assure you that the landing parties will perform their contractual obligations or that there will not be political events or changes in relation to the landing parties which have adverse effects on us. In addition, the construction and maintenance agreement restricts our ability to install further equipment into cable landing facilities without the consent of our landing parties. While none of our landing parties has ever withheld its consent, we cannot assure you that we will be able to obtain the consent of our landing parties to proposed future modifications of our landing facilities that may be advantageous to us or necessary to operate the FEA cable system.

    While we remain confident of being able to secure the additional landing parties required for our new cable systems and the expansion of our FNS network on terms acceptable to us and in line with our plans, we cannot assure you that we will be able to procure such landing parties at acceptable costs and terms.

    In order to complete a truly global network, we will have to interconnect the various systems with each other and with other systems. As these will require the co-operation of third parties (such as the FEA landing parties), we cannot assure you that we will achieve timely connectivity at a reasonable cost.

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW AS EXPECTED, OUR BUSINESS AND FINANCIAL PERFORMANCE MAY SUFFER.

    We continue to believe IP is emerging as the platform of choice for the next generation of communication networks. Therefore, as part of our business strategy, we have developed and are developing products and services which target the specific needs of Internet service providers.

    However, wide-scale interest in and use of the Internet for commerce and by individuals is a recent phenomenon and this growth may not continue. If continued acceptance and growth of the Internet does not occur, demand for telecommunication services may decline generally, with our products and services tailored to Internet service providers being particularly affected, and consequently, our business and financial performance could suffer.

IF ADVERSE FOREIGN ECONOMIC OR POLITICAL EVENTS OCCUR, OUR NETWORK AND CUSTOMER BASE MAY BE ADVERSELY AFFECTED AND OUR FINANCIAL RESULTS COULD SUFFER.

    We derive substantially all of our revenues from international operations. We have, and expect to have, substantial physical assets in several jurisdictions along the existing and planned FLAG Telecom network route. International operations are subject to political, economic and other uncertainties, including, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, labor disputes and other uncertainties arising out of foreign government sovereignty over our international operations. Some regions of the world along our routes have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that are hostile to foreign investment.

BECAUSE MANY OF OUR CUSTOMERS DEAL PREDOMINANTLY IN FOREIGN CURRENCIES, WE MAY BE EXPOSED TO EXCHANGE RATE RISKS AND OUR NET INCOME MAY SUFFER DUE TO CURRENCY TRANSLATIONS.

    We invoice all capacity sales and maintenance charges in U.S. dollars. However, we invoice some FNS products in local currencies and most of our customers and many of our prospective customers derive their revenues in currencies other than U.S. dollars. The obligations of customers with substantial revenues in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies devalue relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In such event, the affected customers may not be able to pay us in U.S. dollars. As a result of the current global economic uncertainties, we may experience collection delays or non-payment and we have experienced, and may continue to experience, deferrals of purchases of our products and services by our customers.

BECAUSE OUR COMPANY AND OUR INDUSTRY ARE HIGHLY REGULATED, OUR ABILITY TO COMPETE IN SOME MARKETS IS RESTRICTED.

    The telecommunications industry is highly regulated. The regulatory environment varies substantially from country to country and restricts our ability to compete in some markets. For example, in jurisdictions where we desire to extend the FLAG Telecom network or offer new services, we may be required to obtain landing licenses, operator licenses and other permits. Although we have applied, or will apply, for licenses where applicable, we cannot assure you that we will be able to obtain the authorizations that we need to implement our business plan and enter new markets or that these authorizations, if obtained, will not be later revoked. Regulation of the telecommunications industry is also changing rapidly, with effects on our opportunities, competition and other aspects of our business. Our operations may be subject to risks such as the imposition of governmental controls and changes in tariffs.

IF THERE IS ANY CHANGE IN OUR TAX STATUS OR INCOME TAX REGULATIONS OF THE COUNTRIES WHERE WE OPERATE, OUR FINANCIAL RESULTS COULD BE NEGATIVELY AFFECTED.

    We believe that a significant portion of our income will not be subject to tax by Bermuda, which currently has no corporate income tax, or by other countries in which we conduct activities or in which our customers are located, including the United States. However, we base this belief upon the anticipated nature and conduct of our business, which may change, and upon our understanding of our position under the tax laws of the various countries in which we have assets or conduct activities. Our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law which may have retroactive effect. We cannot determine in advance the extent to which certain jurisdictions may require us to pay tax or to make payments in lieu of tax. In addition, payments due to us from our customers may be subject to withholding tax or other tax claims in amounts that exceed the taxation that we expect based on our current and anticipated business practices and current tax regimes.

BECAUSE WE FACE SIGNIFICANT COMPETITION IN THE ATTRACTION AND RETENTION OF SKILLED PERSONNEL, WE MAY NOT BE ABLE TO HIRE AND RETAIN THE PERSONNEL NECESSARY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OPERATE THE FLAG TELECOM NETWORK SUCCESSFULLY.

    We believe that a critical component for our success will be the attraction and retention of qualified professional and technical personnel. We expect further growth in the number of our personnel, particularly in connection with our planned cable systems and our growing FNS business. We face significant competition in the attraction and retention of personnel who possess the technical skill sets and regional expertise that we seek. If we lose key personnel or qualified technical staff, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our complex network will be weakened.

RISKS RELATED TO OUR INDUSTRY

BECAUSE OUR PRODUCT OFFERINGS ARE EXPANDING AND THE TELECOMMUNICATIONS INDUSTRY IS CHANGING SIGNIFICANTLY, WE FACE COMPETITION AND PRICING PRESSURE FROM A WIDE VARIETY OF SOURCES.

    Along the FLAG Telecom network, we face competition and pricing pressure from existing cables, planned cables, and satellite providers, including existing geosynchronous satellites and low-earth orbit systems now under construction. As we expand our range of available products and services, we expect to face competition from various carriers offering comparable products and services. Many of our competitors have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

    - greater name recognition;

    - greater financial, technical, marketing and other resources;

    - larger installed bases of customers; and

    - well-established relationships with current and potential customers.

    Significant new and potentially larger competitors could also enter our market as a result of regulatory changes or the establishment of co-operative relationships. In addition, recent technological advances may greatly expand the capacity of existing and new fiberoptic cables. Although such technological advances may enable us to increase our capacity, an increase in the capacity of our competitors could lead to even greater competition. Increased competition could lead to price reductions, fewer large-volume sales, under-utilization of resources, reduced operating margins and loss of market share.

BECAUSE WE FACE RAPID TECHNOLOGICAL CHANGES, OUR INFRASTRUCTURAL INVESTMENTS AND TECHNOLOGIES COULD BECOME OBSOLETE BEFORE WE CAN ACHIEVE ADEQUATE UTILIZATION OF THESE ASSETS.

    The telecommunications industry is subject to rapid and significant changes in technology. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers. Additionally, in recent years, the useful economic life of telecommunications equipment has declined significantly. Although we believe that, for the foreseeable future, technological changes will not materially affect the use of our fiberoptic system, we cannot predict the effect of technological changes on our business. Our cable systems have a warranted design life of 25 years; however, we cannot assure you that technological developments will not render the infrastructure and technologies in which we invest obsolete before we can adequately utilize them. The failure of a cable system to achieve its warranted design life could have a material adverse effect on us.

ITEM 2. PROPERTIES

    We maintain our principal executive office at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. We also lease additional office space for our operations in London, England (26,325 square feet and 6,512 square feet for the backup network operations center), New York City (3,811 square feet), Virginia (3,907 square feet), San Francisco (3,089 square feet), Bangkok (900 square feet), Hong Kong (3,229 square feet), Dubai (8,500 square feet), Fujairah, U.A.E. (5,300 square feet for the network operations center), New Delhi (220 square feet), Beijing (650 square feet), Seoul (3,250 square feet), Tokyo (1,900 square feet), Singapore (2,884 square feet), Madrid (2,800 square feet), Rome (2,690 square feet) and Paris (2,260 square feet). Except as noted, the properties listed service all business segments to a greater or lesser degree. The group also owns or leases various cable landing stations and PoPs throughout the world related to its undersea and terrestrial cable systems.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company currently expects to hold the 2001 Annual General Meeting of Shareholders on or about June 14, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF OUR COMMON SHARES

    Our common shares began trading on the NASDAQ National Market (NASDAQ) and the London Stock Exchange (LSE) under the symbols "FTHL" and "FTL", respectively, on February 11, 2000. The number of record holders of our common shares as of March 16, 2001 was 70 although we believe that there are a larger number of beneficial owners.

    The following table shows the high and low bid price for our common shares as reported on the NASDAQ and the high and low sales prices for our common shares as reported on the LSE for fiscal quarters since our shares began trading on February 11, 2000:

                                                            BID INFORMATION (1)           SALES PRICE (2)
                                                           ---------------------   -----------------------------
DATES                                                        HIGH         LOW          HIGH             LOW
-----                                                      ---------   ---------   -------------   -------------
Feb. 11-Mar. 31, 2000....................................   $41.00      $22.50            L25.50          L14.88
April 1-June 30, 2000....................................    23.00       12.19             15.00            8.45
July 1-Sept. 30, 2000....................................    18.00       10.12             11.08            8.00
Oct. 1-Dec. 31, 2000.....................................    13.75        6.25              9.25            5.25

------------------------

(1) Based on the closing bid for NASDAQ.

(2) LSE sales prices are denominated in Sterling.

DIVIDEND POLICY

    We have never declared or paid any dividends on our common shares. Our Board of Directors currently intends to retain any earnings for use in the operation and expansion of our business and does not anticipate paying any dividends on the common shares for the foreseeable future. In the event we change our policy on the payment of dividends, declarations will be subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us or to our shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Our Senior Notes (defined below) contain restrictions on our ability to pay dividends and the 8 1/4% Senior Notes of FLAG Limited, our subsidiary, restrict, but do not prohibit, the ability of FLAG Limited to pay dividends to us.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The effective date of our registration statement (Registration
No. 333-94899) filed on Form F-1 relating to our initial public offering of 27,964,000 common shares was February 11, 2000. Of the $633.7 million raised by us, approximately $100.0 million has been used to fund our equity contribution to FLAG Atlantic Limited, $25.0 million has been used to repay long term indebtedness, $26.0 million has been used to fund the development and growth of our FNS business and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network, to develop FNS product and service offerings and for general corporate purposes. The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of FLAG Telecom and FLAG Limited for the periods indicated. The financial data for the periods ended December 31, 1996, 1997 and 1998 and for the period from January 1, 1999 to February 26, 1999 are derived from FLAG Limited's audited consolidated financial statements. The financial data as of December 31, 2000 and for the period from incorporation to December 31, 1999 are derived from FLAG Telecom's audited consolidated financial statements.

    You should read the selected consolidated financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," FLAG Limited's consolidated financial statements and FLAG Telecom's consolidated financial statements and notes thereto included elsewhere herein.

                                                                       FLAG LIMITED                          FLAG TELECOM
                                                       ---------------------------------------------   ------------------------
                                                                                        PERIOD FROM     PERIOD FROM
                                                                                         JANUARY 1,    INCORPORATION
                                                           PERIOD TO DECEMBER 31,         1999 TO           TO
                                                       ------------------------------   FEBRUARY 26,   DECEMBER 31,
                                                       1996 (1)     1997       1998         1999           1999          2000
                                                       --------   --------   --------   ------------   -------------   --------
                                                          (AS RESTATED)
                                                            (AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Revenues:
Capacity revenues, net of discounts (2)..............  $     --   $335,982   $184,731     $26,254        $105,612      $ 36,765
Operations and maintenance revenue(2)................        --      4,011     23,517       3,758          26,818        40,942
Network revenue......................................        --         --         --          --              --        21,599
                                                       --------   --------   --------     -------        --------      --------
                                                             --    339,993    208,248      30,012         132,430        99,306
Operating expenses:
Cost of capacity sold................................        --    196,190    101,288       8,294          41,349            --
Network expenses.....................................        --         --         --          --              --        13,036
Operations and maintenance(3)........................        --      4,600     37,931       5,114          26,201        32,298
Sales and marketing(3)...............................       316      6,598     10,680         637          11,096        12,744
General and administrative(3)(4).....................    12,345     30,339     21,674       2,870          22,901        39,189
Depreciation and amortization........................       121        276        844         233          11,133        79,414
                                                       --------   --------   --------     -------        --------      --------
                                                         12,782    238,003    172,417      17,148         112,680       176,681
                                                       --------   --------   --------     -------        --------      --------
Operating income/(loss)..............................   (12,782)   101,990     35,831      12,864          19,750       (77,375)
Income from affiliate................................        --         --         --          --             361         4,717
Interest expense.....................................        --    (20,193)   (61,128)     (9,758)        (45,062)     (102,543)
Foreign currency gain................................        --         --         --          --              --        17,014
Interest income......................................     2,408      6,637     14,875       1,825           7,188        69,817
                                                       --------   --------   --------     -------        --------      --------
Income/(loss) before minority interest and income
  taxes..............................................   (10,374)    88,434    (10,422)      4,931         (17,763)      (88,370)
Minority interest....................................        --         --         --          --          (3,826)           --
Provision for income taxes...........................        --      8,991      1,260         171           1,549         1,096
                                                       --------   --------   --------     -------        --------      --------
Net income/(loss) before extraordinary item..........   (10,374)    79,443    (11,682)      4,760         (15,486)      (89,466)
Extraordinary item(5)................................        --         --    (59,839)         --              --            --
                                                       --------   --------   --------     -------        --------      --------
Net income/(loss)....................................   (10,374)    79,443    (71,521)      4,760         (15,486)      (89,466)
                                                                                          =======        ========      ========
Cumulative pay-in-kind preferred dividends...........    14,410     16,324      1,508
Redemption premium and write-off of discount on
  preferred shares(6)................................        --         --      8,500
                                                       --------   --------   --------
Net income/(loss) applicable to common
  shareholders.......................................  $(24,784)  $ 63,119   $(81,529)
                                                       ========   ========   ========
Basic and diluted net income/(loss) per share(7)
  Class A FLAG Ltd...................................  $  (0.02)  $   0.05   $  (0.07)    $    --        $     --      $     --
  Class B FLAG Ltd...................................  $  (0.13)  $   0.14   $  (0.13)    $  0.01              --            --
  FLAG Telecom common stock..........................        --         --         --          --        $  (0.22)     $  (0.68)

                                                                         FLAG LIMITED
                                                              -----------------------------------
                                                                      AS OF DECEMBER 31,                 FLAG TELECOM
                                                              -----------------------------------   -----------------------
                                                              1996 (1)       1997         1998         1999         2000
                                                              ---------   ----------   ----------   ----------   ----------
                                                                  (AS RESTATED)
BALANCE SHEET DATA:
Current assets..............................................  $   3,759   $   96,677   $   76,114   $   98,716   $1,084,521
Goodwill....................................................         --           --           --           --       31,463
Restricted Cash.............................................     48,194      425,905      255,366      134,066      372,808
Capacity available for sale.................................         --    1,208,948    1,095,099      774,366           --
Capitalized financing costs.................................     74,111       61,848       12,352       11,678       28,949
Investment in FLAG Atlantic.................................         --           --           --        7,162           --
Construction in progress....................................    647,805          389       11,494           --      514,875
Other long term assets......................................         --           --           --           --       12,348
Property and equipment......................................        578        1,147        4,487      299,743    1,033,800
Total assets................................................    774,447    1,836,937    1,475,766    1,325,731    3,078,764
Current liabilities.........................................    206,486      370,555      232,814      152,402      334,025
Senior notes................................................         --           --      424,679      425,270      984,002
Bank credit facilities......................................    312,543      615,087      271,500      190,000      155,000
Deferred revenue............................................         --      176,221       84,415      100,724      594,759
Deferred taxes..............................................         --        4,600        3,562        3,973        3,371
Minority interest...........................................         --           --           --      154,817           --
Preferred Stock.............................................    113,121      129,445           --           --           --
Shareholders' equity:
Common shares, $.0006 par value.............................         --           --           --           42           80
  Class A common shares, $.0001 par value...................         13           13           13           --           --
  Class B common shares, $.0001 par value...................         22           57           57           --           --
Additional paid-in capital and deferred stock
  compensation(6)...........................................    195,135      514,389      504,381      313,848    1,110,115
Foreign currency translation adjustment.....................         --           --         (704)         141        2,364
Retained earnings (accumulated deficit).....................    (52,873)      26,570      (44,951)     (15,486)    (104,952)
Shareholders' equity........................................  $ 142,297   $  541,029   $  458,796   $  298,545   $1,007,607

STATEMENT OF CASH FLOW DATA:
Cash flow from operating activities.........................    (12,103)     285,156       88,831      115,782      194,942
Cash flow from financing activities.........................    342,011      245,677       97,818      (67,470)   1,113,016
Cash flow from investing activities.........................   (329,886)    (528,653)    (186,144)     (47,058)    (372,963)

ADDITIONAL FINANCIAL DATA:
EBITDA......................................................    (12,661)     298,456      137,963       93,623        2,039
Adjusted EBITDA.............................................    (12,661)     491,235       68,720      128,112      506,401
Cash Revenues...............................................         --      532,772      139,005      188,130      596,438

------------------------------

(1) FLAG Limited restated its 1996 financial statements, as originally issued, to give effect to a $3.1 million discount on FLAG Limited's issuance of 3,075,816 shares of preferred stock in 1995. For the year ended
    December 31, 1996, this restatement had no effect on FLAG Limited's net loss, but increased the amount of net loss applicable to common shareholders by $0.55 million.

(2) Certain reclassifications have been made to conform to current year presentation.

(3) Included in operating expenses for FLAG Telecom for the year ended December 31, 2000, are the following non-cash compensation expenses:
    $1.8 million in operations and maintenance expenses; $1.2 million in sales and marketing expenses; and $4.2 million in general and administrative expenses.

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

(6) In connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its existing credit facility, FLAG Limited redeemed its then outstanding preferred stock at a redemption price of 105% of the liquidation preference. The excess of the redemption value over the carrying value of the preferred stock on the date of the redemption of $8.5 million has been reflected as a decrease in other shareholders' equity.

(7) The net loss per share in 1998, excluding the extraordinary item, was $0.02 and $0.03 for Class A and Class B shares, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLAG TELECOM GROUP OF COMPANIES

    FLAG Telecom was incorporated on February 3, 1999 to be the parent company for the FLAG Telecom group of companies. The principal companies which comprise the FLAG Telecom group of companies are FLAG Limited, FLAG Atlantic Limited, FLAG Telecom Development Limited, FLAG Telecom Group Services Limited, FLAG Asia Limited and FLAG Pacific Limited. Pursuant to a restructuring on February 26, 1999, FLAG Limited became our 66% owned subsidiary and the other companies then comprising the FLAG Telecom group of companies became our wholly owned subsidiaries, other than FLAG Atlantic Limited in which we had a 50% ownership interest. On January 4, 2000, we acquired the remaining 34% ownership interest in FLAG Limited and FLAG Limited became our wholly owned subsidiary. On
December 6, 2000 we purchased the remaining 50% interest in FLAG Atlantic Limited from GTS.

    The financial information presented in this report comprises the consolidated results of FLAG Limited for the accounting periods to February 26, 1999 and the FLAG Telecom consolidated results for the period from incorporation to December 31, 1999 and for the year ended December 31, 2000. On February 16, 2000, FLAG Telecom completed an initial public offering of common shares. On March 17, 2000 FLAG Telecom completed a private placement of its 11 5/8% Senior Notes due 2010.

REVENUE RECOGNITION

    Our primary business to date has been to provide capacity on the FEA cable system. The primary method by which we have provided capacity has been through agreements providing for an outright sale of, or the sale of a right of use of, the capacity for the lifetime of this system. In addition, the customer becomes responsible for paying the agreed maintenance charges.

    We had recognized revenues from capacity transactions on the FEA cable system upon the date the risks and rewards of ownership of the relevant capacity were transferred to the customer, which was the date the capacity was made available for activation and the customer became responsible for maintenance charges. The Financial Accounting Standards Board issued a pronouncement (FASB Interpretation No. 43), as a result of which sales of fiber-optic cable capacity after June 30, 1999 were to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. The application of this pronouncement has resulted in a deferral of revenue recognition for US GAAP purposes for certain capacity contracts that do not satisfy the necessary requirements of FASB Interpretation No. 43. This accounting treatment does not affect our cash flows from customers, who will continue to be liable for payments in accordance with the signed agreements.

    FNS is a growing part of our portfolio, consisting of managed bandwidth services, lease services and IP Transit Services. These are expected to generate recurring revenues for the Group.

    As a result of extending our range of products and services, we expect the greater part of our future sales to be under agreements which will require us to recognize revenues over the relevant term of these agreements. To the extent that we enter into contracts in the future that satisfy the requirements for sales type lease accounting, we will recognize revenues without deferral.

    We recognize revenues from providing operations and maintenance services in the period in which we provide these services.

    We have, in periods prior to June 30, 1999, considered revenues from operating lease transactions to be incidental. We have therefore recorded these revenues as reductions of the capacity available for sale. However, as noted above, the magnitude of these transactions has increased such that we now recognize revenues from lease transactions over the term of the leases.

    Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established an allowance for doubtful accounts based on historical industry experience with potential uncollectible receivables and our expectations as to payments. As of December 31, 2000, we had an allowance of $5.3 million.

    All revenues from capacity sales agreements and billings of operations and maintenance services are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. Some vendor contracts for the provision to the FLAG Europe-Asia cable system of operations and maintenance services are payable in Japanese Yen, British Pounds, Euros, French Francs and Singapore Dollars in addition to U.S. dollars. Whenever deemed appropriate, we have hedged, and may continue to hedge, our exposure to foreign currency movements.

ACCOUNTING FOR THE CAPITAL COSTS OF THE FLAG TELECOM NETWORK

    We capitalized direct and indirect expenditures incurred in connection with the construction of the FLAG Telecom network. When a system was ready for commercial service we transferred such expenditures to capacity available for sale and charged a proportion of these expenditures to cost of sales as we recognized revenues from sales of capacity. In the case of the FEA cable system, the amount charged as cost of sales was a function of the allocated costs of construction for each segment and management's estimate of revenues from future capacity sales. As a result of the application of FASB Interpretation No. 43, sales on the FEA cable system do not satisfy the requirements for sales type lease accounting. The costs of these segments were reclassified at July 1, 1999 and during the six months ended December 31, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining useful life.

    As a result of extending our range of products and services, we expect the greater part of our future revenue to be under agreements that will be accounted for as operating leases or service contracts and will require us to recognize revenues over the relevant term of the agreements. We therefore reclassified the remaining cost of the FEA cable from capacity available for sale to fixed assets in the first quarter of 2000. This cost will be depreciated over the remaining estimated economic life of the system. The construction costs of the FA-1, the FP-1 and the FNAL cable systems will be amortized over their economic life from the date they are ready for commercial service or will be written off as cost of sales against revenues from any transactions whose terms satisfy the requirements of sales-type lease accounting. Capital costs associated with development of the other elements of the FLAG Telecom network will be amortized over their respective economic lives.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

ADJUSTED CONSOLIDATED RESULTS

    The table below shows the selected statement of operations and cash flow data, in thousands, for the year ended December 31, 1999, being a combination of the results of FLAG Limited for the period from January 1, 1999 to February 26, 1999 and the results of FLAG Telecom for the period from incorporation to December 31, 1999. These results have been adjusted to eliminate minority interests in order to enable a better comparison with the results for the years ended December 31, 2000 and 1998. These adjustments will not be reflected in our current and future financial statements.

                                                                  ADJUSTED
                                                                 YEAR ENDED
                       (IN THOUSANDS)                         DECEMBER 31, 1999
                       --------------                         -----------------
Revenue:
Capacity sales..............................................      $131,866
Operations and maintenance revenues.........................        30,576
                                                                  --------
                                                                  $162,442

Operating expenses:
Cost of capacity sold.......................................      $ 49,643
Operations and maintenance (including non-cash compensation
  expense of $2,647)........................................        31,315
Sales and marketing (including non-cash compensation expense
  of $1,534)................................................        11,733
General and administrative (including non-cash compensation
  expense of $4,619)........................................        25,771
Depreciation and amortization...............................        11,366
Interest expense............................................       (54,820)
Interest income.............................................         9,013
Income from Affiliates......................................           361
                                                                  --------
Loss before income taxes....................................      $(12,832)
Provision for taxes.........................................         1,720
                                                                  --------
Net loss....................................................      $(14,552)
                                                                  ========

EBITDA......................................................      $ 93,623
                                                                  ========
Adjusted EBITDA.............................................      $128,112
                                                                  ========
Cash Revenues...............................................      $188,130
                                                                  ========

Cash flows from operating activities........................        92,678
                                                                  ========
Cash flows from financing activities........................       (46,240)
                                                                  ========
Cash flows from investing activities........................       (46,470)
                                                                  ========

    EBITDA comprises operating income or loss plus the amounts for the following non-cash items: depreciation and amortization and cost of capacity sold. Adjusted EBITDA is EBITDA adjusted for changes in deferred revenues plus stock compensation. Management believes that these measures give a better view of the cash generation of the business due to the significant non-cash items included in the statement of operations. Some of this cash generated is subject to restrictions on use under agreements with lenders who are funding the various elements of the capital costs of the network.

REVENUES

    We recognized total revenue during the year ended December 31, 2000 of $99.3 million compared to $162.4 million in total revenue for the year ended December 31, 1999. This reduction is due to the application of FASB Interpretation No. 43, with effect from July 1, 1999. See details below.

    We recognized revenue from the sale of capacity of $36.8 million for the year ended December 31, 2000 compared to $131.9 million during the year ended December 31, 1999. As a result of the issuance of FASB Interpretation No. 43, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts. The change to accounting treatment has no impact on cash flows.

    As of December 31, 2000, we had entered into sales transactions with in excess of 100 international telecommunication carriers and internet service providers compared to 90 as of December 31, 1999.

    We recognized revenue from operations and maintenance services of $40.9 million for the year ended December 31, 2000 compared to $30.6 million for the year ended December 31, 1999, as a result of the increase in cumulative capacity sales and activations on the FEA cable system.

    We recognized revenue from FNS of $21.6 million for the year ended
December 31, 2000. No Network Services revenue was generated for the year ended December 31, 1999.

OPERATING EXPENSES

    For the year ended December 31, 2000, we recorded $79.4 million of depreciation compared to $61.0 million for depreciation and cost of capacity sold recorded in the year ended December 31, 1999. The adoption of FASB Interpretation No. 43 discussed above has meant that the remaining capacity available for sale has been reclassified to property and equipment on January 1, 2000 and is being depreciated over the remaining economic life of the network, rather than being written off as cost of sales.

    During the year ended December 31, 2000, we incurred $13.0 million in network services costs. No network services costs were incurred for the year ended December 31, 1999. These costs relate primarily to local backhaul, connection and restoration costs.

    During the year ended December 31, 2000, we incurred $32.3 million in operations and maintenance costs compared to $31.3 million for the year ended December 31, 1999. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overhead expenses directly associated with operations and maintenance activities. The increase is primarily due to additional costs arising from increased activity plus use of contracted services.

    During the year ended December 31, 2000, we incurred $12.7 million in sales and marketing costs compared to $11.7 million incurred during the year ended December 31, 1999. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by FLAG Telecom. The increase in sales and marketing costs is due to greater employment and related costs associated with the increased world-wide sales and marketing activity.

    During the year ended December 31, 2000, we incurred $39.2 million of general and administrative expenses compared to $25.8 million during the year ended December 31, 1999. The increase in general and administrative costs in the year ended December 31, 2000, is largely due to recruitment and salaries of additional staff and increased office related costs.

    Costs for the year ended December 31, 2000 noted above include charges for non-cash compensation expense in respect of stock option awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

INTEREST EXPENSE, FOREIGN CURRENCY GAIN, AND INTEREST INCOME

    Interest expense on borrowings increased to $102.5 million for the year ended December 31, 2000 from $54.8 million for the year ended December 31, 1999. The increase in interest expense of

$47.7 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources".

    The foreign exchange gain of $17.0 million arises from the translation at the year end of the net Euro denominated borrowings from Euros to US dollars at the balance sheet exchange rate. On December 20, 2000, we entered into a cross currency swap to hedge the foreign exchange exposure of our Euro 300 million
11 5/8% Senior Notes.

    During the year ended December 31, 2000 we capitalized $6.6 million of interest costs as a component of construction in progress.

    We earned interest income of $69.8 million during the year ended
December 31, 2000 compared to $9.0 million earned during the year ended December 31, 1999. Interest was earned on cash balances and short term investments held by the collateral trustee for FLAG Limited's credit facility, the restricted cash balances in FLAG Atlantic Limited and balance of the proceeds from the IPO and high yield funds held by FLAG Telecom.

PROVISION FOR TAXES

    The provision for taxes was $1.1 million for the year ended December 31, 2000 compared to $1.7 million for the year ended December 31, 1999. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received on undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the year ended December 31, 2000, and the period from incorporation to December 31, 1999, results in an effective tax charge that differs from the Bermuda tax charge as follows:

                                                            2000             1999
                                                          --------         --------
Statutory Bermuda tax charge............................   $    0           $    0
Current foreign taxes...................................    1,419            1,080
Deferred and other taxes................................     (323)             469
                                                           ------           ------
Effective tax charge....................................   $1,096           $1,549
                                                           ======           ======

EBITDA

    We recognized EBITDA of $2.0 million for the year ended December 31, 2000 compared to $93.6 million for the year ended December 31, 1999. This decrease is a result of the application of FASB Interpretation No. 43, which stated that, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts. Based on original expectations under the new measurements, EBITDA was positive one year ahead of plans.

ADJUSTED EBITDA

    We recognized adjusted EBITDA of $506.4 million for the year ended December 31, 2000 compared to $128.1 million for the year ended December 31, 1999. This increase includes the effect of the FA-1 presales. Excluding the effect of FA-1, adjusted EBITDA was $147.7 million for the year, up 15% on 1999.

CASH REVENUES

    We recognized cash revenues of $596.4 million for the year ended
December 31, 2000 compared to $188.1 million for the year ended December 31, 1999. This increase includes the effect of the FA-1 presales. Excluding the effect of FA-1, cash revenues were $237.8 million for the year, up 26% on 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

REVENUES

    We recognized total revenue during the year ended December 31, 1999 of $162.4 million compared to $208.2 million in total revenue for the year ended December 31, 1998.

    We recognized revenue from the sale of capacity of $131.9 million for the year ended December 31, 1999 compared to $184.7 million during the year ended December 31, 1998. The reduction in revenue is partly attributable to our deferring the recognition of revenues to subsequent periods as the result of our adoption of FASB Interpretation No. 43 with effect from July 1, 1999 and partly as a result of accounting revenues in 1998 including certain non-cash items. As of December 31, 1999, we had entered into sales transactions with over 90 international telecommunication carriers and internet service providers compared to 80 as of December 31, 1998.

    We recognized revenue from operations and maintenance services of $30.6 million for the year ended December 31, 1999 compared to $23.5 million for the year ended December 31, 1998. The increase of $7.1 million for the year ended December 31, 1999 is primarily a result of the increase in cumulative capacity sales on the FEA cable system.

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

    During the year ended December 31, 1999, we incurred $25.8 million of general and administrative expenses compared to $21.7 million during the year ended December 31, 1998. The increase in general and administrative costs in the year ended December 31, 1999, is largely due to the non-cash compensation expense of $4.6 million.

    Costs for the year ended December 31, 1999 noted above include charges for non-cash compensation expense in respect of awards under our long term incentive plan. These charges are required under US accounting standards and are purely accounting charges having no effect on cash flows.

    Depreciation expense for the year ended December 31, 1999 was $11.4 million compared to $0.8 million for the year ended December 31, 1998. The increase of $10.6 million is primarily a result of us adopting FASB Interpretation No. 43 which was effective from July 1, 1999, pursuant to which the cost of part of the FEA cable system which does not satisfy the requirements of sales type lease accounting is being depreciated over its remaining economic life. Prior to July 1, 1999, the cost of the FEA cable system was wholly accounted for as capacity available for sale for which no depreciation was recorded but which was expensed as cost of capacity sold as revenues were recognized.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings decreased from $61.1 million for the year ended December 31, 1998 to $54.8 million for the year ended December 31, 1999. The decrease in interest expense of $6.3 million was attributable to a reduction in long term debt facility from $271.5 million as at December 31, 1998 to $190.0 million as at December 31, 1999 combined with a $1.8 million reduction in amortized financing costs.

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

PROVISION FOR TAXES

    The provision for taxes was $1.7 million for the year ended December 31, 1999 compared to $1.3 million for the year ended December 31, 1998. The tax provisions for these periods consisted of taxes on income derived from capacity sales and standby maintenance revenue from customers in certain jurisdictions along the FEA cable system route where we are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

    As Bermuda does not impose an income tax, the statutory rate of tax is zero. The effective rate of tax relates to income tax on the activities of subsidiaries of the Company in taxable jurisdictions or where the income of subsidiaries is otherwise subject to tax.

EXTRAORDINARY ITEM

    In connection with a refinancing that took place on January 30, 1998, we recorded an extraordinary loss of $59.8 million in the statement of operations for the year ended December 31, 1998. The loss on refinancing represents the write-off of unamortized deferred financing costs related to FLAG Limited's prior credit facility. No refinancing occurred in the year ended December 31, 1999.

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

EBITDA

    We recognized EBITDA of $93.6 million for the year ended December 31, 1999 compared to $138.0 million for the year ended December 31, 1998. This decrease is a result of the application of FASB Interpretation No. 43, which stated that, with effect from July 1, 1999, certain sales of capacity may no longer be recognized as current revenue because they do not satisfy the requirements for sales type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts.

ADJUSTED EBITDA

    We recognized adjusted EBITDA of $128.1 million for the year ended December 31, 1999 compared to $68.7 million for the year ended December 31, 1998. This increase is due to the increase in deferred revenues resulting from the application of FASB Interpretation No. 43.

CASH REVENUES

    We recognized cash revenues of $188.1 million for the year ended December 31, 1999 compared to $139.0 million for the year ended December 31, 1998. This increase is due to increased revenues on the FEA cable system.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date through a combination of equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of our IPO.

    On February 16, 2000 we sold 27,964,000 common shares at $24 per share in our IPO. We received $633.8 million in net proceeds from that offering. On March 17, 2000 we completed our sale of 11 5/8% Senior Notes due in the US and Europe, raising net proceeds of $576.6 million.

    On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($93 million of which remained outstanding at December 31, 2000 and all of which was outstanding at December 31, 1999) and a $10 million revolving credit facility (none of which was outstanding at December 31, 2000 and 1999). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited. The current interest rate is 200 basis points over LIBOR. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

    At the end of March 1998, FLAG Limited entered into two interest rate swap agreements to manage our exposure to interest rate fluctuations on FLAG Limited's credit facilities. Under the swap agreements, we paid a fixed rate of 5.6% on a notional amount of $60 million and a fixed rate of 5.79% on a notional amount of $100 million and the swap counterparty paid the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminated in July 2000. In August 2000 we entered into an interest rate collar transaction for an initial notional amount of $60 million, reducing in increments to $20 million in the final quarter. The transaction terminates on April 30, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of 5.85%. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    On December 20, 2000, we entered into a cross currency swap to hedge the foreign exchange exposure of our E300 million 11 5/8% Senior Notes. Under the swap agreement we exchanged

E300 million for $268.98 million. On June 20, 2002, we will exchange back the $268.98 million for E300 million. At the end of 2000, this transaction was accounted for as a hedge under US GAAP, pre-adoption of Statement of Financial Accounting Standard No. 133 (see New Accounting Pronouncements).

    FLAG Atlantic Limited ("FLAG Atlantic") has a $575 million construction/term loan facility (of which $62 million was outstanding at December 31, 2000) and a $25 million revolving credit facility (none of which was outstanding at December 31, 2000 and 1999). These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. FLAG Atlantic has elected, over the course of the construction contract, to cancel $68.175 million of the un-drawn construction/term loan facility as a result of capacity pre-sales over and above the anticipated pre-sale targets. Commitment fees accrue on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

    In October 1999, FLAG Atlantic entered into an interest rate collar transaction for an initial notional amount of $31 million, increasing in increments to $106 million in the final quarter of 2001. The transaction terminates on November 30, 2001. The collar is comprised of a LIBOR cap at 7% and a floor of 6.27%. We recognized the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    FLAG Atlantic's bank facility is secured by an assignment of all of FLAG Atlantic's assets and a pledge of all of the stock in FLAG Atlantic.

    On December 6, 2000 we completed the purchase from GTS of its interest in FLAG Atlantic, the 50/50 joint venture that is building the FA-1 cable system. FLAG Atlantic has now become a wholly-owned subsidiary of FLAG Telecom from the acquisition date. Under the terms of the agreement, GTS receives $135 million in cash from FLAG Telecom, and FLAG Telecom assumes FLAG Atlantic's cash of $265.8 million at December 31, 2000, which is restricted to use for FLAG Atlantic purposes only, along with all other remaining assets and liabilities of FLAG Atlantic. The transaction was accounted for under the purchase method of accounting, and accordingly, the excess of the assets acquired and liabilities assumed has been recorded as goodwill. The initial purchase price allocation is based on current estimates. The Company will make final purchase price allocations based upon the final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Funding arrangements for the project, including all pre-sale commitments of $800 million, are unaffected.

    The undersea survey for the FP-1 cable system has been completed. We expect to fund the costs required to complete the project from some of the proceeds from our IPO and the proceeds from our 11 5/8% Senior Notes offering and other debt financings and pre-sales.

    As of December 31, 2000, the Group had net current assets of $750.5 million compared to net current liabilities of $53.7 million, at December 31, 1999. The working capital deficit at December 31, 1999 was primarily a result of the accounts payable to contractors which are classified as current liabilities but for which the associated funds held in escrow were classified as a non-current asset and were hence excluded from working capital.

    Total cash provided by operating activities was $194.9 million and that used in investing activities was $373.0 million, during the twelve months ended December 31, 2000. At December 31, 2000, cash on deposit, or with the collateral trustee or in escrow had increased to $1,292.5 million from $137.3 million at December 31, 1999, primarily as a result of the additional funds obtained from the IPO of $633.8 million and from the 11 5/8% Senior Notes offering of $576.6 million.

    Total cash provided by operating activities was $92.7 million and that used in investing activities was $46.5 million, during the twelve months ended December 31, 1999.

ASSETS

    One of our primary assets is the remaining capital cost of the FLAG Telecom network and construction in progress recorded in property and equipment totaling $1,538.0 million.

    As a result of the application of FASB Interpretation No. 43, the costs of certain segments of the FLAG Telecom network were reclassified from capacity available for sale to fixed assets and are being depreciated over their remaining useful life.

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

    The capitalised costs incurred in the construction of the various FLAG Telecom cable systems under construction have been included in Construction in Progress. These are comprised of FA-1, $461.7 million, FNAL, $36 million and FP-1, $17.2 million, as of December 31, 2000. See additional discussion on the progress of the assets under construction contained in Item 1, under the FLAG Telecom network.

    Our other property and equipment consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $10.7 million as of December 31, 2000.

ACCOUNTS RECEIVABLE

    The accounts receivable balance at December 31, 2000 of $141.2 million includes $50.6 million relating to sales contracts payable in accordance with agreed payment schedules over periods up to one year and due for payment on normal payment terms on invoicing. The comparable figure at December 31, 1999 was $49.9 million.

IMPACT OF THE INTRODUCTION AND ADOPTION OF THE EURO

    On January 1, 1999, eleven of the 15 member countries of the European Union, including France, Germany, Ireland, Italy and Spain, where FLAG Telecom has operations, established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro" (E). These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

    FLAG Telecom has operations within the European Union including many of the countries that have adopted the Euro. The group continues to evaluate the impact the Euro will have on its continuing business operations within the overall scope of managing currency risk. However, the group does not expect the introduction of the Euro to have a material effect on the group's financial position or competitive position.

INFLATION

    In management's view, inflation in operating, maintenance and general and administrative costs will not have a material effect on our financial position over the long term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RISK.

    We are exposed to a degree of foreign currency risk in our international operations. The value of the liability of the E300 million of 11 5/8% Senior Notes, as expressed in U.S. dollars on our Balance Sheet, is dependent on the U.S. dollar/Euro exchange rate at each balance sheet date. The change in this liability over a period is reflected in our Income Statement in accordance with US GAAP.

    We have entered into a cross currency swap agreement to hedge the effect of changes in the exchange rate. The hedge is for a period of 18 months, after which time we will review the exposure again and may enter into further hedge transactions if considered appropriate.

    Other than this, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. We also invoice some FNS products in local currencies. Some contracts with suppliers of services to our FNS business are payable in currencies other than U.S. dollars. Some vendor contracts for the provision to the FEA cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. Management believes that these exposures are not material to our financial position. Whenever deemed appropriate, we may hedge our exposure to foreign currency movements.

    The impact of the introduction of the Euro is discussed in Item 7 in the Liquidity and Capital Resources section.

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

SENIOR NOTES AS OF DECEMBER 31, 2000

                                                                               CURRENCY      CURRENCY
                                                                             AND PRINCIPAL   AND FAIR         FLAG
TYPE OF                     PRINCIPAL                                           AMOUNT         VALUE         OPTION
INSTRUMENT                PAYMENTS DUE    MATURITY DATE    INTEREST RATE       (MILLION)     (MILLION)     TO REDEEM
----------                -------------   -------------   ----------------   -------------   ---------   --------------
11 5/8% Senior Notes      Semi-annually    March 2010      Fixed 11 5/8%        $300.0        $234.0     Any time after
                                                                                                           March 2005
11 5/8% Senior Notes      Semi-annually    March 2010      Fixed 11 5/8%        E300.0        E239.5     Any time after
                                                                                                           March 2005

DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2000

                                                                         NOTIONAL
TYPE OF           PAYMENTS        MATURITY        RATE        RATE        AMOUNT      FAIR VALUE
INSTRUMENT           DUE            DATE        PAYABLE    RECEIVABLE   ($ MILLION)   ($ MILLION)
----------      -------------   -------------   --------   ----------   -----------   -----------
Cross Currency  Semi-annually   June 20, 2002   1.265 %      Nil          $268.98      12.2
  Swap                                                                     E300.0

LONG-TERM DEBT AS OF DECEMBER 31, 2000

                                                                      PRINCIPAL                      FLAG
TYPE OF                PRINCIPAL                                       AMOUNT      FAIR VALUE       OPTION
INSTRUMENT           PAYMENTS DUE    MATURITY DATE   INTEREST RATE   ($ MILLION)   ($ MILLION)     TO REDEEM
----------           -------------   -------------   -------------   -----------   -----------   -------------
8 1/4% Senior Notes  Semi-annually   January 2008    Fixed 8 1/4%     430.0          365.5         Any time
                                                                                                 after January
                                                                                                     2003
FLAG Limited credit    Quarterly     January 2006      Floating         93            93          At any time
  facility                                           LIBOR + 150
                                                     to 250 basis
                                                        points

FOREIGN CURRENCY DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2000

                                                                 NOTIONAL
TYPE OF       PAYMENTS     MATURITY       RATE        RATE        AMOUNT      FAIR VALUE
INSTRUMENT       DUE         DATE       PAYABLE    RECEIVABLE   ($ MILLION)   ($ MILLION)
----------    ---------   -----------   --------   ----------   -----------   -----------
LIBOR Collar  Quarterly   April 2002    Floor at   Cap at 8%     60.0           (0.09  )
                                         5.85%

    The three-month LIBOR rate at December 31, 2000 was 6.39875%.

LONG-TERM DEBT AS OF DECEMBER 31, 2000

               PRINCIPAL                                     PRINCIPAL                     FLAG
TYPE OF         PAYMENTS                                      AMOUNT      FAIR VALUE      OPTION
INSTRUMENT        DUE       MATURITY DATE   INTEREST RATE   ($ MILLION)   ($ MILLION)    TO REDEEM
----------     ----------   -------------   -------------   -----------   -----------   -----------
FLAG Atlantic  Quarterly    April 2007        Floating        62            62          At any time
  Limited                                   LIBOR + 125
  credit                                    to 300 basis
  facility                                     points

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2000

                                                               NOTIONAL
TYPE OF       PAYMENTS    MATURITY      RATE        RATE        AMOUNT      FAIR VALUE
INSTRUMENT       DUE        DATE      PAYABLE    RECEIVABLE   ($ MILLION)   ($ MILLION)
----------    ---------   ---------   --------   ----------   -----------   -----------
LIBOR Collar  Quarterly   November    Floor at   Cap at 7%     86.0          (0.4  )
                            2001       6.27%

NEW ACCOUNTING STANDARDS

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively.

    The Company expects that the adoption of SFAS No.'s 133, 137, and 138 may have a material impact on the financial position or the results of operations of the Company, but is unable to estimate the effects of adoption at this time. Specifically, the Company believes that the following changes in its accounting policies will result from the adoption of SFAS No. 133:

    - The Company currently considers certain interest rate collars as hedges under which payments due to or from the counterparties are recorded as an increase or reduction in expense. The Company believes that these interest rate collars will be recorded as effective cash flow hedges under the provisions of SFAS No. 133 and, accordingly, changes in the intrinsic value associated with the interest rate collars will be recorded directly to other accumulated comprehensive income and changes in the time value of the interest rate collars will be recorded directly to current period earnings.

    - The Company currently accounts for a cross currency swap arrangement as a hedge of the fair value of debt denominated in a foreign currency. The Company believes that this cross currency swap will not be recorded under the hedge accounting provisions of SFAS No. 133 and consequently changes in the fair value of the cross currency swap arrangement and fluctuation in the value of the underlying debt which are expected to be equal and opposite, will both be recorded through current period earnings after adoption of SFAS No. 133.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Pages F-1 through F-45 setting forth the financial statements that are filed as a part of this Form 10-K.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of March 1, 2001, the names, ages and positions of the directors and executive officers of the Company. Additional biographical information concerning these individuals is provided in the text following the table.

NAME                                          AGE                       POSITION
----                                        --------                    --------
Andres Bande..............................  56         Chairman and Chief Executive Officer
Edward McCormack..........................             Deputy Chairman and Chief Operating
                                            46         Officer
Larry Bautista............................  37         Chief Financial Officer
Stuart Rubin..............................  53         General Counsel and Secretary
Michael Fitzpatrick.......................  52         Director
Thomas Bartlett...........................  42         Director
Soopakij Chearavanont.....................  37         Director
Adnan Omar................................  49         Director
Alfred Giammarino.........................  45         Director
Dr. David A. Riffelmacher.................  50         Director
Umberto Silvestri.........................  68         Director

ANDRES BANDE

    Mr. Bande has served as Chairman of the Board and Chief Executive Officer ("CEO") since January 1998. Before joining us, Mr. Bande was the President of Sprint International from 1996 to the beginning of 1998. Prior to that, he was President of Ameritech International Corporation from 1990 to 1996.

EDWARD MCCORMACK

    Mr. McCormack has been a member of the Board since October 1999 and has served as Deputy Chairman of the Board since March 2000. He served as the Chief Financial Officer from February 1996 to November 2000 and was appointed Chief Operating Officer in March 2000. Prior to that time, Mr. McCormack spent
17 years with Bechtel, an engineering and construction company. His final position with Bechtel was Chief Financial Officer of Bechtel Europe, Africa, Middle East and South West Asia.

LARRY BAUTISTA

    Mr. Bautista was appointed Chief Financial Officer in November 2000. He joined the Company in 1999 and was appointed Deputy Chief Financial Officer in March 2000. Between 1996 and 1999 he served as Vice President-Finance and Treasurer of the Company while on secondment from Verizon. Prior to his secondment, Mr. Bautista spent over 5 years with Verizon in various finance functions.

STUART RUBIN

    Mr. Rubin has served as the General Counsel of the Company since
January 1996. Prior to joining us, Mr. Rubin spent over twenty years with the law firm of Coudert Brothers, as a partner for the last twelve years, specializing in cross border financial transactions, joint ventures and other commercial transactions.

MICHAEL FITZPATRICK

    Mr. Fitzpatrick has been a member of our Board since January 2000.
Mr. Fitzpatrick has been General Partner of Seabury Venture Partners since October 2000. He was previously Chairman of the Board, President and Chief Executive Officer of E-TEK Dynamics, Inc., a fiber optic manufacturer from October 1997 to October 2000. Prior thereto, Mr. Fitzpatrick was President and Chief Executive Officer of Pacific Telesis Enterprises from 1993 to
October 1997. Mr. Fitzpatrick currently serves as a director of NorthPoint Communications Group, Inc., a national provider of local data network services and Adva Optical Networking, a worldwide optical networking solutions provider located in Germany.

THOMAS BARTLETT

    Mr. Bartlett has been a member of our Board since October 2000.
Mr. Bartlett has been President of Verizon Global Solutions Inc., Verizon's provider of worldwide end-to-end communications solutions since July 2000. From 1995 to July 2000 he was President and Chief Executive Officer of Bell Atlantic International Wireless.

ADNAN OMAR

    Mr. Omar was a director of FLAG Limited from April 1994 until the corporate restructuring in February 1999 and has since been a member of our Board.
Mr. Omar has been the Executive Director of Al-Jazirah Transport Holding Company, which invests in diversified businesses through its subsidiaries and is fully owned by the Dallah Albaraka Group, since March 1998. From 1990 to
March 1998, he was Technical Director of Al-Jazirah Transport Holding Company. Mr. Omar also serves on the board of directors of BASAFOJAGU CO., Al-Sham Shipping Co. Syria, Dallah Transport Co. Saudi Arabia and Dallah Lebanon
Tourism & Transport Co.

ALFRED GIAMMARINO

    Mr. Giammarino was appointed a director in October 2000. Mr. Giammarino has been Senior Vice President and Chief Financial Officer (CFO) for the international group of Verizon Communications Inc. since January 2000. From July 1998 to December 1999 he was Senior Vice President--International Finance, Planning and Business Development for GTE. Prior to that, he was Vice President--International Finance and Planning from 1997 to July 1998 and Vice President--Finance from 1995 to 1997.

DR. DAVID A. RIFFELMACHER

    Dr. Riffelmacher was appointed to the Board in October 2000. He is currently Group Vice President--Marketing, Product Development and Strategic Planning for Verizon Global Solutions Inc. From January 1996 to June 2000 he was Vice President of Professional Services for Bell Atlantic International Wireless.

UMBERTO SILVESTRI

    Mr. Silvestri has been a member of the Board of the Company since
October 1999. Mr. Silvestri was the Chairman of STET International Netherlands from 1997 until December 1999 and was the Chairman of Telecom Italia from 1994 until June 1997.

SOOPAKIJ CHEARAVANONT

    Mr. Chearavanont was appointed to the Board in September 2000.
Mr. Chearavanont has been President of Telecom Holding Co., Ltd. since 1999, President of UBC Group, which operates a pay television business, since 1998 and Chairman and Chief Executive Officer of Hong Kong Fortune Limited, a real estate and property investment company since 2000. He has also been a director of TelecomAsia Corporation Public Co. Ltd. since 1994.

    There is no family relationship among any of the above-named officers or any director of the Company.

    Pursuant to Bye-law 82 of the Company's Bye-laws, each shareholder holding at least 9% of the issued and outstanding shares has the right to designate one director for each 9% of the issued and outstanding shares held by such shareholder. Notwithstanding the above, even if they are not entitled to designate any directors under the arrangement described above, for so long as either Bell Atlantic Network Systems Company and/or Rathburn Limited owns any shares, that shareholder shall have the right to appoint one director. As a result, Bell Atlantic Network Systems Company, which beneficially owns approximately 29.8% of the issued and outstanding shares, has the right to designate three directors, and each of Rathburn Limited, which beneficially owns approximately 12.7% of the issued and outstanding Shares, and K.I.N. (Thailand) Co., Ltd., which beneficially owns approximately 9.0% of the issued and outstanding shares, has the right to designate one director. Pursuant to such rights, Bell Atlantic Network Systems Company has named Messrs. Bartlett, Giammarino and Riffelmacher as their designees, Rathburn Limited has named
Mr. Omar as its designee and K.I.N. (Thailand) Co., Ltd. has named
Mr. Chearavanont as its designee. Otherwise, only a director retiring by rotation may be appointed as a director unless a person is either recommended by the Board or is nominated in accordance with procedures set out in the Companies Act 1981 of Bermuda. Under the Company's Bye-laws directors who are executive officers are not subject to retirement by rotation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below sets forth information concerning compensation paid to the CEO and the Company's four (4) most highly compensated executives other than the CEO for each of fiscal years 1998, 1999 and 2000.

                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                ANNUAL COMPENSATION               -------------------------
                                     ------------------------------------------   RESTRICTED    SECURITIES
                                                                 OTHER ANNUAL       STOCK       UNDERLYING       ALL OTHER
                            YEAR      SALARY      BONUS         COMPENSATION(1)    AWARD(S)    OPTIONS/SARS   COMPENSATION(2)
                          --------   --------   ----------      ---------------   ----------   ------------   ---------------
Andres Bande(3).........    2000     $450,000   $1,157,210(4)      $181,000              --            --         $31,912
Chairman and CEO........    1999      450,000      848,700          156,000              --            --         168,492
                            1998      438,362    1,505,556(5)       156,000              --     1,071,707         250,970

Edward McCormack........    2000      274,333      499,320(6)       106,327              --       180,000              --
Deputy Chairman and.....    1999      217,666      399,499               --              --        50,000              --
Chief Operating
  Officer...............    1998      177,935      699,000(7)            --              --       268,000              --

Stuart Rubin............    2000      270,000      491,820(8)       154,401              --       165,000         357,477
General Counsel and.....    1999      214,166      259,250          183,997              --        25,000         125,279
Secretary...............    1998      176,667      571,000(9)        78,953              --       268,000          24,810

Samih Kawar(10).........    2000      204,006      256,300(11)      101,540              --       105,000          30,058
Executive
  Vice-President........    1999      188,750      183,000           83,339              --        16,667          38,940
Operation and
  Maintenance...........    1998      120,000       90,000          133,639              --       166,667          17,857

Larry Bautista(12)......    2000      190,836      353,500(13)      101,165              --        66,000          72,715
Chief Financial
  Officer...............    1999      126,685      135,000               --              --        10,000              --

--------------------------

(1) Other Annual Compensation means perquisites and other personal benefits received, if over $50,000, such as education, housing and car allowances.

(2) All Other Compensation means perquisites and other compensation for the covered fiscal year such as tax equalization, insurance premiums paid on behalf of the registrant during the covered fiscal year with respect to term life insurance and other professional fees.

(3) Mr. Bande joined the Company on January 12, 1998.

(4) Mr. Bande received an annual bonus of $900,000 and a special award related to the IPO of $257,210.

(5) Mr. Bande received a signing bonus of $905,500 paid in January 1998 and an annual bonus of $600,000.

(6) Mr. McCormack received an annual bonus of $324,976 and a special award related to the IPO of $174,346.

(7) Mr. McCormack received a moving bonus of $444,000 in addition to his annual bonus of $255,000. The moving bonus was in lieu of a completion bonus which would have been payable approximately six (6) months later and in consideration for Mr. McCormack not exercising a right to terminate his contract because he was being required to change his place of employment.

(8) Mr. Rubin received an annual bonus of $317,490 and a special award related to the IPO of $174,330.

(9) Mr. Rubin received a moving bonus of $316,000 in addition to his annual bonus of $255,000. The moving bonus was in lieu of a completion bonus which would have been payable approximately six (6) months later and in consideration for Mr. Rubin not exercising a right to terminate his contract because he was being required to change his place of employment.

(10) Mr. Kawar joined the Company as an employee on May 1, 1998.

(11) Mr. Kawar received an annual bonus of $206,288 and a special award related to the IPO of $50,012.

(12) Mr. Larry Bautista joined the Company on April 1, 1999.

(13) Mr. Bautista received an annual bonus of $227,497 and a special award related to the IPO of $126,003.

                                 OPTION GRANTS

    The table below sets forth information concerning options granted in 2000 to the CEO and the Company's four (4) most highly compensated executives other than the CEO in 2000.

                                                                                                          POTENTIAL REALIZABLE
                                                      INDIVIDUAL GRANTS                                         VALUE AT
                           -----------------------------------------------------------------------        ASSUMED ANNUAL RATES
                           NUMBER OF     % OF TOTAL                                                          OF STOCK PRICE
                           SECURITIES     OPTIONS                    MARKET PRICE                        APPRECIATION FOR OPTION
                           UNDERLYING    GRANTED TO                   OF COMMON                                  TERM(1)
                            OPTIONS     EMPLOYEES IN   EXERCISE OR     STOCK ON       EXPIRATION     -------------------------------
NAME                        GRANTED     FISCAL YEAR    BASE PRICE     GRANT DATE         DATE           0%          5%        10%
----                       ----------   ------------   -----------   ------------   --------------   ---------   --------   --------
FISCAL YEAR 2000
Andres Bande.............        --           --              --            --                  --         --         --          --

Edward McCormack.........   120,000        1.774%         $22.50        $22.50      April 10, 2010         --    $78,966    $161,784
                             60,000        0.887%         $12.00        $12.00       Sept 14, 2010         --    $39,483    $ 80,892

Stuart Rubin.............   110,000        1.626%         $22.50        $22.50      April 10, 2010         --    $72,386    $148,302
                             55,000        0.813%         $12.00        $12.00       Sept 14, 2010         --    $36,193    $ 74,151

Samih Kawar..............    70,000        1.035%         $22.50        $22.50      April 10, 2010         --    $46,064    $ 94,374
                             35,000        0.517%         $12.00        $12.00       Sept 14, 2010         --    $23,032    $ 47,187

Larry Bautista...........    44,000        0.651%         $22.50        $22.50      April 10, 2010         --    $28,954    $ 59,321
                             22,000        0.325%         $12.00        $12.00       Sept 14, 2010         --    $14,477    $ 29,660

--------------------------

(1) The dollar amounts under these columns are the results of calculations assuming that the market price of the shares appreciates in value from the date of grant to the end of the option term at the 5% and 10% annual appreciation rates set by the SEC for illustrative purposes and are not intended to forecast future financial performance or possible future appreciation, if any, in the price of the shares.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

    The table below sets forth information concerning exercises of stock options by the CEO and the Company's four (4) most highly compensated executives other than the CEO during the last fiscal year, and the fiscal year-end value of such executives' unexercised options. Amounts in the table are given as of December 31, 2000. There were no options exercised during the fiscal year ended December 31, 2000.

                                                                      NUMBER OF               VALUE OF UNEXERCISED
                                                                SECURITIES UNDERLYING             IN-THE-MONEY
                                        SHARES                UNEXERCISED OPTIONS/SARS            OPTIONS/SARS
                                       ACQUIRED                AT FY-END (#)(1)(2)(3)          AT FY-END ($)(1)(4)
                                          ON       VALUE     ---------------------------   ---------------------------
NAME                                   EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                   --------   --------   -----------   -------------   -----------   -------------
Andres Bande.........................      --          --     1,071,707            --       3,860,626             --
Edward McCormack.....................      --          --       268,000       230,000         965,421      1,872,717
Stuart Rubin.........................      --          --       268,000       190,000         965,421      1,641,609
Samih Kawar..........................      --          --       166,667       121,667         600,387      1,047,390
Larry Bautista.......................      --          --        66,667        76,000         240,156        656,643

------------------------

(1) All Share information has been adjusted to reflect the Company's 6-for-1 stock split in February 2000.

(2) Options granted during 2000 were granted at an exercise price of $22.50 and $12.00 on April 10, 2000 and September 14, 2000, respectively.

(3) An Incentive Stock Option ("ISO") award vests in two equal annual installments over two years, 50% vesting upon the first anniversary of the date of its grant and 50% vesting upon the second anniversary of the date of its grant. The ISO awards provide for acceleration of vesting and the lifting of the two year prohibition on exercise in the event of a change of control, as defined in the FLAG Telecom Long-Term Incentive Plan.

(4) The fair value of each option grant mentioned above is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1999 and 2000: risk-free interest rates ranging from 5.1% to 6.2%; expected lives of 5 years; expected dividend yield of zero percent; and expected volatility of 59.22% for 1998 and 1999; 41.5% for April 10, 2000 and 70.9% for September 14, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the FLAG Telecom Board consists of
Messrs. Bande, Omar and Bartlett. Both Mr. Bande and Mr. Omar hold options of the Company, and Mr. Bande is Chairman and CEO of the Company.

CERTAIN COMPENSATION ARRANGEMENTS

    The Company, directly and through one or more of its subsidiaries, is party to employment agreements with Andres Bande, Ed McCormack and Stuart Rubin. Each agreement with the Company provides that employment shall continue until terminated. Compensation paid under these agreements and awards under the Company's Long-Term Incentive Plan are set forth in the foregoing tables. The agreements provide that if (i) the Company terminates the employee without Cause or (ii) the employee terminates his employment for Good Reason (as each term is defined in the respective agreements), the Company will pay Mr. Bande $1,440,000, Mr. McCormack one year's worth of salary and guaranteed bonus and Mr. Rubin one year's worth of salary and guaranteed bonus. In addition, the unvested stock options of Messrs. McCormack and Rubin would vest if such termination occurred within three years of a Change of Control (as such term is defined in the option grant certificates).

COMPENSATION OF OUTSIDE DIRECTORS

    Each director who is not an employee of the Company is paid his reasonable travel, hotel and incidental expenses in attending and returning from meetings of the Board on committees or general meetings. In addition, each such director is paid all expenses properly and reasonably incurred by him in the conduct of the Company's business or in the discharge of his duties as a director and is entitled to US$1,500 per day for each day spent working on one or more matters related to the Company as requested by the Board or the Chairman.

    The Company provides an annual retainer of US$30,000 to each independent director, in addition to reimbursing travel expenses for attendance at Board meetings. During 2000, the three independent directors, Mr. Umberto Silvestri, Mr. Michael Fitzpatrick and Mr. Jonathan Solomon (deceased in May 2000) each received an annual retainer of $30,000 and reimbursements for such travel expenses.

    In 1999, each of the non-employee directors at the time, other than independent directors, was granted options over 41,667 shares that vested wholly upon the IPO. Of those directors, only Mr. Omar is still on the Board.

    Independent directors Mr. Silvestri, Mr. Solomon and Mr. Fitzpatrick were also granted the same amount of options at their respective appointments, but only 20% vested upon the IPO. The remaining 80% vest in two equal installments on each of the first and second anniversary dates of their respective grants provided the relevant individual is still a director. The estate of Mr. Solomon has until May 21, 2001 to exercise his options that vested upon the IPO.

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

    The Plan is administered by the Compensation Committee, whose members are appointed by our Board of Directors. The Committee is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions (if any), performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as determined by the committee.

    The Plan may be amended by the Board of Directors without the consent of our shareholders, except that any amendment, although effective when made, will be subject to shareholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common shares may then be listed or quoted. The number and kind of shares reserved or deliverable under the Plan and the number and kind of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events. Following completion of our IPO, we filed a registration statement on Form S-8 to register the issuance of our common shares under the Plan.

    The maximum number of common shares that may be subject to awards under the Plan may not exceed 9,263,791, as of March 30, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 16, 2001, the beneficial ownership of FLAG Telecom shares by:

    - those persons known by the Company to own beneficially more than 5% of FLAG Telecom's outstanding shares;

    - each of the executive officers and directors named elsewhere in this document and the Company's four (4) most highly compensated executives other than the CEO; and

    - all directors, executive officers and named executives of the Company as a group.

                                                                                     % OF
                                                                                  OUTSTANDING
                                                              NUMBER OF COMMON   COMMON SHARES
                                                                SHARES OWNED         OWNED
BENEFICIAL OWNER                                              BENEFICIALLY(1)    BENEFICIALLY
----------------                                              ----------------   -------------
Verizon Communications Inc. (formerly Bell Atlantic
  Corporation)(2)...........................................     39,922,276          29.8%
Dallah Albaraka Holding Company(3)..........................     20,790,157          15.5%
TelecomAsia Corporation Public Co. Ltd.(4)..................     12,130,114           9.0%
The Asian Infrastructure Fund(5)............................      7,600,515           5.7%
Marubeni Corporation........................................      6,818,330           5.1%
Government of Singapore Investment Corporation Pte Ltd(6)...      6,803,438           5.1%
Andres Bande................................................      1,071,707             *
Edward McCormack............................................        268,000             *
Stuart Rubin................................................        268,000             *
Samih Kawar.................................................        166,667             *
Larry Bautista..............................................         66,667             *
Adnan Omar..................................................         41,667             *
Michael Fitzpatrick.........................................         25,001             *
Umberto Silvestri...........................................         25,001             *
Thomas Bartlett.............................................             --             *
Soopakij Chearavanont.......................................             --             *
Alfred Giammarino...........................................             --             *
David A. Riffelmacher.......................................             --             *
All Current Directors and Executive Officers as a Group (13
  persons)(7)...............................................      2,099,377           1.5%

------------------------

*   Less than 1%

(1) The amounts and percentages shown are amounts and percentages owned beneficially as of March 16, 2001, based on information furnished or publicly disclosed by the persons named. A person is deemed to be the beneficial owner of shares if such person, either alone or with others, has the power to vote or to dispose of such shares. Shares beneficially owned by a person include shares that the person has the right to acquire under stock options that were exercisable on March 16, 2001 or that become exercisable within 60 days after March 16, 2001. All shares beneficially owned by the individuals Andres Bande, Edward McCormack, Stuart Rubin, Samih

    Kawar, Larry Bautista, Adnan Omar, Michael Fitzpatrick and Umberto Silvestri are shares that the person has the right to acquire upon the exercise of options.

(2) Verizon Communications Inc. is the ultimate parent of a wholly-owned subsidiary, Bell Atlantic Network Systems Company, which directly owns our shares. The business address of the direct owner is Bell Atlantic Network Systems Company, 4 West Red Oak Lane, White Plains, NY 10604, USA.

(3) Dallah Albaraka Holding Company (DABHC) is the parent of a wholly-owned subsidiary, Rathburn Limited, which owns 17,000,000 shares of the Company. Dallah Albaraka Securities Holding Ltd., another wholly-owned subsidiary of DABHC, owns 3,790,157 shares of the Company. The business address of Rathburn Limited is Abbot Building, Main Street, P.O. Box 3186, Road Town, Tortola, BVI. The business address of Dallah Albaraka Securities
    Holding Ltd. is P.O. Box 1111, West Wind Building, Harbour Drive, Grand Cayman, Cayman Islands, B.W.I. Rathburn Limited has pledged 17,000,000 Shares to Barclays Bank PLC under a security agreement relating to the obligations of Dallah Albaraka Holding Company E.C.

(4) TelecomAsia Corporation Public Co. Ltd. is the ultimate parent of a wholly-owned subsidiary, K.I.N. (Thailand) Co., Ltd., which directly owns our Shares. The business address of the direct owner is K.I.N. (Thailand) Co., Ltd., c/o Telecom Holding Co., Ltd., 30th Floor, Telecom Tower, 18 Ratchadaphisak Road, Huai Khwang, Bangkok 10310, Thailiand. Verizon Communications Inc. holds approximately 19% of the shares of TelecomAsia Corporation Public Co. Ltd.

(5) The business address of The Asian Infrastructure Fund is: c/o Caledonian Bank & Trust Limited, Caledonian House, Mary Street, Georgetown, Grand Cayman, Cayman Islands.

(6) Based on information in a Schedule 13G filed with the SEC on February 6, 2001, Government of Singapore Investment Corporation Pte Ltd holds 6,803,438 shares of the Company.

(7) All shares are subject to options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There exist various agreements between the Company or our subsidiaries and our shareholders (or their affiliates) for the development, construction, operation, financing and marketing of the FEA cable system and the FA-1 cable system. The following paragraphs are a summary of the material provisions of certain of these agreements.

MARKETING SERVICES AGREEMENT

    FLAG Limited and Bell Atlantic Network Systems Company entered into a Marketing Services Agreement pursuant to which Bell Atlantic Network Systems Company was responsible for marketing the assignable capacity of the FEA cable system. Bell Atlantic Network Systems Company was appointed the exclusive sales agent for FLAG Limited throughout the world and bore all marketing expenses and costs it incurred in connection with these marketing services. FLAG Limited agreed to pay commissions at the rate of 4% of commitments obtained prior to July 3, 1995 and 3% of the commitments obtained thereafter. From inception through September 1999, FLAG Limited incurred commissions and other costs in the amount of $18.4 million. In May 1998, under a Marketing Transition Agreement, FLAG Limited and Bell Atlantic Network Systems Company agreed to terminate the Marketing Services Agreement. Under the Marketing Transition Agreement, FLAG Limited agreed to pay certain closing down expenses, certain commissions in connection with their pre-termination activities, and up to $3.0 million in commissions resulting from certain post-termination sales. In this regard, FLAG Limited incurred $0.5 million in closing down expenses, $15.9 million related to commissions in connection with pre-termination sales activity and $2.0 million in connection with post-termination sales activity. No further commissions are due in relation to post-termination sales activity. As at September 30, 1999, $1.7 million of the above remained unpaid and fully accrued by FLAG Limited. Also, under the Marketing Transition Agreement, FLAG Limited agreed to pay a 50% commission in the event that Bell Atlantic Network Systems Company or an affiliate secures the sale of four whole DS3s (each DS3 consisting of 45 MBS of capacity) on the FEA cable system. While our obligations under this agreement continue, no such sales of DS3s have occurred to date.

EMPLOYEE SERVICES AGREEMENT

    In May 1998 FLAG Limited entered into an Employee Services Agreement with Bell Atlantic Global Systems Company under which Bell Atlantic Global Systems Company seconded certain employees to FLAG Limited. During 2000 and 1999, two Bell Atlantic Global Systems Company employees were seconded to FLAG Limited and FLAG Limited incurred total costs of $321,000 for this service.

CAPACITY PURCHASE AGREEMENTS

    Affiliates of Verizon have agreed to purchase $22.5 million of capacity on the FA-1 cable system under various Capacity Purchase Agreements.

PRIMARY SUPPLIER AGREEMENT

    In January 2000, we entered into a Primary Supplier Agreement with Bell Atlantic Global Systems Company under which Bell Atlantic Global Systems Company has agreed to purchase from us 50% of the undersea facilities based communications capacity in any fiber optic cable needed by Bell Atlantic Global Systems Company or certain of its affiliates in each of the four calendar years beginning on January 1, 2000. The purchase of capacity may be on the FEA cable system, the FA-1 cable system or any additional system constructed or acquired in the future.

EXCHANGE AGREEMENT AND PLAN OF REORGANIZATION; TAX AGREEMENT

    On February 26, 1999, FLAG Limited's shareholders other than Bell Atlantic Network Systems Company exchanged all their shares of common stock in FLAG Limited for Shares in FLAG Telecom. Bell Atlantic Network Systems Company, however, exchanged only a limited portion of its shares of common stock in FLAG Limited for 3,666,155 Shares in FLAG Telecom. At the same time, Bell Atlantic Network Systems Company and FLAG Telecom entered into an Exchange Agreement and Plan of Reorganization providing that Bell Atlantic Network Systems Company's remaining shares of common stock in FLAG Limited would be exchanged for Shares in FLAG Telecom in the event that, prior to February 26, 2002, Bell Atlantic received certain regulatory approvals from the Federal Communications Commission allowing Bell Atlantic to offer long distance service. Effective January 4, 2000, Bell Atlantic Network Systems Company exchanged the remaining 36,256,121 shares of common stock it held in FLAG Limited for an equivalent number of Shares in FLAG Telecom.

    The initial transfer by Bell Atlantic Network Systems Company of some of its shares of common stock in FLAG Limited and the subsequent transfer by Bell Atlantic Network Systems Company of its remaining shares in FLAG Limited are intended to be treated as tax-free transactions for United States federal income tax purposes. Under a tax agreement between FLAG Telecom and Bell Atlantic Network Systems Company, FLAG Telecom agreed to make customary representations that are designed to ensure that each exchange is treated as a tax-free transaction and not to dispose of any shares in FLAG Limited or to permit FLAG Limited to dispose of substantially all of its assets for a five-year period following the initial or any subsequent exchange of shares in FLAG Limited. Any breach of this agreement would require FLAG Telecom to indemnify Verizon and Bell Atlantic Network Systems Company against any resulting United States federal, state or local tax consequences.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements. See index to Financial Statements on Page F-1.

    (a)(2) Financial Statement Schedules. The Financial Statement Schedules described below are filed as part of this report on pages F-44 to F-50. All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

    DESCRIPTION:

    Schedule I--Condensed Financial Information of Registrant

    Schedule II--Valuation and Qualifying Accounts

    (a)(3) The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Memorandum of Association of FLAG Telecom (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
         3.2            FLAG Telecom Bye-laws.
         4.1            Form of share certificate (Incorporated by Reference to the
                          Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
         4.2            Letter to GE Capital Project Finance VI Ltd., from FLAG
                          Telecom regarding registration rights (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
         4.3            Letter to AT&T Capital Corporation from FLAG Telecom
                          regarding registration rights (Incorporated by Reference
                          to the Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
         4.4*           Grant of options to Andres Bande pursuant to the Long-Term
                          Incentive Plan of FLAG Telecom (Incorporated by Reference
                          to the Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
         4.5*           Grant of options to Edward McCormack pursuant to the
                          Long-Term Incentive Plan of FLAG Telecom (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
         4.6*           Grant of options to Stuart Rubin pursuant to the Long-Term
                          Incentive Plan of FLAG Telecom (Incorporated by Reference
                          to the Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
         4.7            Form of Registration Rights Agreement (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
         4.8            Purchase Agreement dated March 14, 2000 among FLAG Telecom
                          Holdings Limited, as Issuer, and Salomon Smith
                          Barney Inc., Morgan Stanley & Co. International Limited,
                          Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc,
                          as Initial Purchasers (Incorporated by Reference to the
                          Registrant's Current Report on Form 8-K dated March 23,
                          2000))
         4.9            Indenture dated March 17, 2000 between FLAG Telecom Holdings
                          Limited and The Bank of New York, as Trustee, relating to
                          11 5/8% Senior Euro Notes Due 2010 (Incorporated by
                          Reference to the Registrant's Current Report on Form 8-K
                          dated March 23, 2000)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         4.10           Indenture dated March 17, 2000 between FLAG Telecom Holdings
                          Limited and The Bank of New York, as Trustee, relating to
                          11 5/8% Senior Dollar Notes Due 2010 (Incorporated by
                          Reference to the Registrant's Current Report on Form 8-K
                          dated March 23, 2000)
         4.11           Registration Agreement dated March 17, 2000 among FLAG
                          Telecom Holdings Limited, as Issuer, and Salomon Smith
                          Barney Inc., Morgan Stanley & Co. International Limited,
                          Deutsche Bank Securities Inc. and Bear Stearns &
                          Co. Inc., as Initial Purchasers (Euro Notes) (Incorporated
                          by Reference to the Registrant's Current Report on
                          Form 8-K dated March 23, 2000)
         4.12           Registration Agreement dated March 17, 2000 among FLAG
                          Telecom Holdings Limited, as Issuer, and Salomon Smith
                          Barney Inc., Morgan Stanley & Co. International Limited,
                          Deutsche Bank Securities Inc. and Bear Stearns &
                          Co. Inc., as Initial Purchasers (Dollar Notes)
                          (Incorporated by Reference to the Registrant's Current
                          Report on Form 8-K dated March 23, 2000)
        10.1*           Amended and Restated Long-Term Incentive Plan of FLAG
                          Telecom.
        10.2            Credit Agreement, dated as of January 28, 1998, among FLAG
                          Limited, the Term Lenders thereto, the Revolving Lenders
                          thereto, Barclays Bank PLC and International Trust Company of Bermuda Limited, including all amendments thereof
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.3            Amended and Restated Credit Agreement, dated as of
                          February 16, 2000, among FLAG Limited, the Term Lenders
                          thereto, the Revolving Credit Lenders thereto, Barclays
                          Capital, Dresdner Bank AG, New York and Grand Cayman
                          Branches, Barclays Bank PLC and International Trust
                          Company of Bermuda Limited.
        10.4            Indenture for 8 1/4% Senior Notes Due 2008, dated as of
                          January 30, 1998, between FLAG Limited and IBJ Schroeders
                          Bank & Trust Company (Incorporated by Reference to the
                          Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.5            Exchange Agreement and Plan of Reorganization, dated as of
                          February 26, 1999, between FLAG Telecom and Bell Atlantic
                          Network Systems Company (Incorporated by Reference to the
                          Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.6            Tax Agreement, dated as of February 26, 1999, among FLAG
                          Telecom, Bell Atlantic Corporation and Bell Atlantic
                          Network Systems Company (Incorporated by Reference to the
                          Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.7            Marketing Transition Agreement, dated as of May 14, 1998,
                          among FLAG Limited, Bell Atlantic Network Systems Company
                          and NYNEX Network Systems Company (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
        10.8            Employee Services Agreement, dated as of May 21, 1998,
                          between FLAG Limited and Bell Atlantic Global Systems
                          Company (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.9            Construction and Maintenance Agreement, dated as of
                          December 14, 1994, among FLAG Limited and each of the
                          landing party and other signatories (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
        10.10           Operations Contract for the FLAG Network Operations Center,
                          dated as of June 30, 1997, between FLAG Limited and
                          Emirates Telecommunications Corporation (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.11           Credit Agreement dated as of October 8, 1999 among FLAG
                          Atlantic Limited, Barclays Bank plc, as the Administrative
                          Agent, Dresdner Bank AG, New York Branch, as the
                          Documentation Agent, Westdeutsche Landesbank Girozentrale,
                          New York Branch, as the Syndication Agent, Barclays Bank
                          plc and the other Lenders listed therein, as Lenders and
                          Barclays Capital, as the Lead Arranger (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))
        10.12           First Amendment to Credit Agreement and Equity Contribution
                          Agreement dated as of December 14, 1999 among FLAG
                          Atlantic Limited, Barclays Capital, as Lead Arranger,
                          Westdeutsche Landesbank Girozentrale, New York Branch, as
                          Syndicate Agent, Dresdner Bank AG, New York and Grand
                          Cayman Branches, as Document Agent and Barclays Bank PLC,
                          as Administrative Agent.
        10.13           Second Amendment to Credit Agreement dated as of
                          November 16, 2000 among FLAG Atlantic Limited, Barclays
                          Capital, as Lead Arranger, Westdeutsche Landesbank
                          Girozentrale, New York Branch, as Syndicate Agent,
                          Dresdner Bank AG, New York and Grand Cayman Branches, as
                          Document Agent and Barclays Bank PLC, as Administrative
                          Agent.
        10.14           FLAG Atlantic Fibre Optic Cable System Contract, dated 20
                          September 1999, among FLAG Atlantic Limited, FLAG Atlantic
                          UK Limited, FLAG Atlantic USA Limited, FLAG Atlantic
                          France SARL, Alcatel Submarine Networks, Alcatel Submarine
                          Networks, Alcatel Submarine Networks, Inc. and Alcatel
                          Submarine Networks Limited (Incorporated by Reference to
                          the Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.15           Shareholder Pledge Agreement, dated as of October 8, 1999, among GTS TransAtlantic Holdings, Ltd., FLAG Atlantic
                          Holdings Limited and Barclays Bank plc, as Secured Party
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.16           Capacity Right of Use Agreement dated 7 October, 1999 among
                          FLAG Atlantic Limited, FLAG Atlantic USA Limited and NYNEX
                          Long Distance Company, d/b/a Bell Atlantic Long Distance
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.17           Capacity Right of Use Agreement dated 8 October, 1999 among
                          FLAG Atlantic Limited, FLAG Atlantic USA Limited and GTE
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.18           Fiber, Capacity and Facilities Purchase Agreement dated
                          8 October, 1999 among FLAG Atlantic Limited, FLAG Atlantic
                          USA Limited and GTS Transatlantic Carrier Services Limited
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.19           Indefeasible Right of Use Agreement dated 8 October, 1999
                          among FLAG Atlantic Limited, FLAG Atlantic USA Limited and
                          Teleglobe USA Inc. (Incorporated by Reference to the
                          Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.20           South East Asia and Indian Ocean Cable Maintenance
                          Agreement, dated as of June 1, 1986, among FLAG Limited
                          and the other parties listed on Schedule A1 and
                          Supplemental Agreements thereto (Incorporated by Reference to the Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.21           Atlantic Cable and Maintenance Repair Agreement, dated as of
                          January 20, 1998, among FLAG Limited and the parties
                          identified on Schedule A attached thereto (Incorporated by
                          Reference to the Registrant's Registration Statement on
                          Form F-1 (Registration No. 333-94899))

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.22           Mediterranean Cable Maintenance Agreement, dated April 20,
                          1999, among FLAG Limited and the other Signatories listed
                          on Schedule A1 thereto (Incorporated by Reference to the
                          Registrant's Registration Statement on Form F-1
                          (Registration No. 333-94899))
        10.23           ROV Service Agreement, dated as of January 1, 1999, among
                          FLAG Limited, France Cables et Radio, Elettra TLC S.p.A.
                          and the other entities identified on Schedule 1 thereto
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.24           SCARAB III and IV Users Agreement dated February 28, 1990
                          among FLAG Limited and those other parties listed
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        10.25           Primary Supplier Agreement dated January 18, 2000 between
                          Bell Atlantic Global Systems Company and the Company
                          (Incorporated by Reference to the Registrant's
                          Registration Statement on Form F-1 (Registration
                          No. 333-94899))
        21.1            List of subsidiaries of the Company.

------------------------

    (b) Reports on Form 8-K

       We filed the following Form 8-K Current Reports during the period from October 1 through December 31, 2000:

November 3, 2000   Incorporating press release announcing Share Purchase
                   Agreement with GTS

December 11, 2000  Incorporating press release announcing closing of GTS acquisition

                              FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
FLAG Telecom Holdings Limited

Report of Independent Public Accountants (Arthur
  Andersen).................................................     F-2
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................     F-3
Consolidated Statements of Operations for the year ended
  December 31, 2000 and the period from incorporation to
  December 31, 1999.........................................     F-4
Consolidated Statements of Comprehensive Income for the year ended December 31, 2000 and the period from incorporation
  to December 31, 1999......................................     F-5
Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000 and the period from incorporation
  to December 31, 1999......................................     F-6
Consolidated Statements of Cash Flows for the year ended
  December 31, 2000 and the period from incorporation to
  December 31, 1999.........................................     F-7
Notes to the Consolidated Financial Statements..............     F-9

FLAG Limited

Report of Independent Public Accountants (Arthur
  Andersen).................................................    F-26
Consolidated Statements of Operations for the period from
  January 1, 1999 to February 26, 1999 and the year ended
  December 31, 1998 (audited)...............................    F-27
Consolidated Statements of Comprehensive Income for the
  period from January 1, 1999 to February 26, 1999 and the
  year ended December 31, 1998 (audited)....................    F-28
Consolidated Statements of Shareholders' Equity for the
  period from January 1, 1999 to February 26, 1999 and the
  year ended December 31, 1998.(audited)....................    F-29
Consolidated Statements of Cash Flows for the period from
  January 1, 1999 to February 26, 1999 and the year ended
  December 31, 1998 (audited)...............................    F-30
Notes to Consolidated Financial Statements..................    F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FLAG Telecom Holdings Limited:

    We have audited the accompanying consolidated balance sheets of FLAG Telecom Holdings Limited, a Bermuda company ("FLAG Telecom"), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2000, and the period from incorporation to December 31, 1999. These financial statements are the responsibility of FLAG Telecom's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLAG Telecom and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from incorporation to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen
Hamilton, Bermuda
March 28, 2001

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  919,709   $    3,191
  Accounts receivable, net of allowance for doubtful
    accounts of $5,289 (1999--$6,827).......................     141,221       90,065
  Due from affiliate........................................          --        2,000
  Prepaid expenses and other assets.........................      23,591        3,460
                                                              ----------   ----------
                                                               1,084,521       98,716
Goodwill, net of accumulated amortization of $139
  (1999--$0)................................................      31,463           --
Restricted cash.............................................     372,808      134,066
Capacity available for sale.................................          --      774,366
Capitalized financing costs, net of accumulated amortization
  of $5,783 (1999--$2,731)..................................      28,949       11,678
Investment in Flag Atlantic Limited.........................          --        7,162
Construction in progress....................................     514,875           --
Other long term assets, net.................................      12,348           --
Property and equipment, net.................................   1,033,800      299,743
                                                              ----------   ----------
                                                              $3,078,764   $1,325,731
                                                              ==========   ==========

LIABILITIES:
Current liabilities:
  Accrued construction costs................................  $   49,138   $   52,411
  Accounts payable..........................................     163,109        7,807
  Accrued liabilities.......................................      65,702       39,152
  Deferred revenue and other................................      51,597       48,501
  Income taxes payable......................................       4,479        4,531
                                                              ----------   ----------
                                                                 334,025      152,402
Long-term debt..............................................   1,139,002      615,270
Deferred revenue and other..................................     594,759      100,724
Deferred taxes..............................................       3,371        3,973
                                                              ----------   ----------
                                                               2,071,157      872,369
MINORITY INTEREST...........................................          --      154,817
SHAREHOLDERS' EQUITY:
Common stock, $.0006 (1999--$.0001) par value, 300,000,000
  (1999--1,139,000) authorized and 134,061,920
  (1999--69,709,935) issued and outstanding.................          80           42
Additional paid-in capital..................................   1,112,173      323,136
Deferred stock compensation.................................      (2,058)      (9,288)
Accumulated other comprehensive income--foreign currency
  translation...............................................       2,364          141
Accumulated deficit.........................................    (104,952)     (15,486)
                                                              ----------   ----------
                                                               1,007,607      298,545
                                                              ==========   ==========
                                                              $3,078,764   $1,325,731
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  2000          1999
                                                              ------------   -----------
REVENUES:
  Capacity revenue, net of discounts........................  $     36,765   $   105,612
  Operations and maintenance revenue........................        40,942        26,818
Network revenue.............................................        21,599            --
                                                              ------------   -----------
                                                                    99,306       132,430

EXPENSES:
  Cost of capacity sold.....................................            --        41,349
  Operations and maintenance cost (including non-cash stock
    compensation expense of $1,845 (1999--$2,647)...........        32,298        26,201
  Network expenses..........................................        13,036            --
  Sales and marketing (including non-cash stock compensation
    expense of $1,164 (1999--$1,534)).......................        12,744        11,096
  General and administrative (including non-cash stock
    compensation expense of $4,221 (1999--$4,619)...........        39,189        22,901
  Depreciation and amortization.............................        79,414        11,133
                                                              ------------   -----------
                                                                   176,681       112,680
                                                              ------------   -----------

OPERATING (LOSS)/INCOME.....................................       (77,375)       19,750
INCOME FROM INVESTMENT IN FLAG ATLANTIC LIMITED.............         4,717           361
INTEREST EXPENSE............................................      (102,543)      (45,062)
FOREIGN CURRENCY GAIN.......................................        17,014            --
INTEREST INCOME.............................................        69,817         7,188
                                                              ------------   -----------
LOSS BEFORE MINORITY INTEREST AND INCOME TAXES..............       (88,370)      (17,763)
MINORITY INTEREST...........................................            --        (3,826)
                                                              ------------   -----------
LOSS BEFORE INCOME TAXES....................................       (88,370)      (13,937)
PROVISION FOR INCOME TAXES..................................         1,096         1,549
                                                              ------------   -----------
NET LOSS....................................................  $    (89,466)  $   (15,486)
                                                              ============   ===========
Basic and diluted loss per common share.....................  $      (0.68)  $     (0.22)
                                                              ============   ===========
Weighted average common shares outstanding..................   130,763,607    69,709,935
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2000       1999
                                                              --------   --------
NET LOSS....................................................  $(89,466)  $(15,486)
Foreign currency translation adjustment.....................     2,223        141
                                                              --------   --------
COMPREHENSIVE LOSS..........................................  $(87,243)  $(15,345)
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             ACCUMULATED
                                                                                OTHER
                                                                            COMPREHENSIVE
                                                                               INCOME
                            COMMON STOCK        ADDITIONAL     DEFERRED       & FOREIGN                       TOTAL
                       ----------------------    PAID-IN        STOCK         CURRENCY      ACCUMULATED   SHAREHOLDERS'
                         SHARES       AMOUNT     CAPITAL     COMPENSATION    TRANSLATION      DEFICIT        EQUITY
                       -----------   --------   ----------   ------------   -------------   -----------   -------------
Opening balance......           --     $ --     $       --     $     --         $   --       $      --     $       --
Issuance of shares in
  exchange for shares
  in FLAG Limited
  (see Note 9).......   69,709,935       42        305,048           --             --              --        305,090
Stock compensation
  accrued............           --       --         18,088      (18,088)            --              --             --
Stock compensation
  charge.............           --       --             --        8,800             --              --          8,800
Foreign currency
  translation
  adjustment.........           --       --             --           --            141              --            141
Net loss.............           --       --             --           --             --         (15,486)       (15,486)
                       -----------     ----     ----------     --------         ------       ---------     ----------
Balance, December 31,
  1999...............   69,709,935     $ 42     $  323,136     $ (9,288)        $  141       $ (15,486)    $  298,545
Issuance of shares in
  exchange for shares
  in FLAG Limited....   36,256,121       22        154,795           --             --              --        154,817
Shares issued in
  initial public
  offering...........   27,964,000       16        633,696           --             --              --        633,712
Options exercised....      131,864       --            546           --             --              --            546
Stock compensation
  charge.............           --       --             --        7,230             --              --          7,230
Foreign currency
  translation
  adjustment.........           --       --             --           --          2,223              --          2,223
Net loss.............           --       --             --           --             --         (89,466)       (89,466)
                       -----------     ----     ----------     --------         ------       ---------     ----------
Balance, December 31,
  2000...............  134,061,920     $ 80     $1,112,173     $ (2,058)        $2,364       $(104,952)    $1,007,607
                       ===========     ====     ==========     ========         ======       =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (89,466)  $(15,486)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Minority interest.........................................         --     (3,826)
  Amortization of financing costs...........................      2,522      1,370
  Provision for doubtful accounts...........................     (1,548)    (1,803)
  Senior debt discount......................................      1,523        493
  Stock compensation........................................      7,230      8,800
  Depreciation and amortization.............................     79,414     11,133
  Loss on disposal of property and equipment................         93         --
  Deferred taxes............................................       (363)       625
  Add/(deduct) net changes in operating assets and
    liabilities:
    Accounts receivable.....................................    (25,183)     1,078
    Due from affiliate......................................      2,000     (2,000)
    Prepaid expenses and other assets.......................    (23,394)        86
    Capacity available for sale.............................         --     47,463
    Accounts payable and accrued liabilities................     77,136     24,972
    Income taxes payable....................................        (46)    (2,793)
    Due to affiliate........................................         --     (1,175)
    Deferred revenue and other..............................    165,024     46,845
                                                              ---------   --------
      Net cash provided by operating activities.............    194,942    115,782
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs incurred....................................       (891)      (970)
Net proceeds from issuance of 11 5/8% Senior Notes..........    576,649         --
Repayment of long-term debt.................................    (97,000)   (66,500)
Proceeds from Initial Public Offering.......................    633,769         --
Proceeds from options exercised.............................        489         --
                                                              ---------   --------
      Net cash provided by/(used in) financing activities...  1,113,016    (67,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash.................................     10,340     85,068
Cash paid for construction..................................   (109,201)  (123,557)
Investment in FLAG Atlantic Limited prior to acquisition of
  100% interest.............................................   (104,814)    (7,162)
Acquisition of FLAG Atlantic Limited........................   (130,000)        --
Proceeds from disposals of property and equipment...........         32         --
Investment in property and equipment and networks...........    (39,320)    (1,407)
                                                              ---------   --------
      Net cash used in investing activities.................   (372,963)   (47,058)
                                                              ---------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    934,995      1,254
Effect of foreign currency movements........................    (18,477)        21
CASH AND CASH EQUIVALENTS, beginning of period..............      3,191      1,916
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 919,709   $  3,191
                                                              =========   ========

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2000        1999
                                                              ---------   --------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Decrease in capacity available for sale.....................  $ 774,366   $ 59,463
Transfer to property and equipment..........................   (774,366)        --
Decrease in accrued construction costs......................         --    (12,000)
                                                              ---------   --------
Cost of capacity sold.......................................  $      --   $ 47,463
                                                              =========   ========
Increase in construction in progress........................  $ 105,928   $ 34,039
Decrease in accrued construction costs......................      3,273     89,519
                                                              ---------   --------
Cash paid for construction in progress......................  $ 109,201   $123,558
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense for period.................................  $ 102,543   $ 45,062
Amortization of financing costs.............................     (4,045)    (1,863)
Increase in accrued interest payable........................    (15,328)    (4,170)
                                                              ---------   --------
Interest paid...............................................  $  83,170   $ 39,029
                                                              =========   ========

Interest capitalized........................................  $   6,683   $  1,281
                                                              =========   ========

Taxes paid..................................................  $   1,207   $  1,771
                                                              =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BACKGROUND AND ORGANIZATION

    FLAG Telecom Holdings Limited ("the Company" or "FLAG Telecom") was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies ("the Group"). On February 26, 1999, FLAG Telecom acquired approximately 66% of FLAG Limited by exchanging 69,709,935 shares of FLAG Limited common stock for the same number of shares of FLAG Telecom common stock. The minority shareholder of FLAG Limited exchanged its remaining holding in FLAG Limited for 36,256,121 shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalization such that no goodwill arises and assets and liabilities are reflected at carryover basis.

    FLAG Telecom is an independent global network services provider providing a range of products and services to the international carrier-community, Application Service Providers (ASPs) and Internet Service Providers ("ISPs") across a global network platform. Leveraging this unique network, FLAG Telecom's Network Services business markets a range of managed bandwidth and value-added services targeted at carriers, ISPs, ASPs and Multinational Corporations ("MNCs") worldwide.

    FLAG Limited is a facilities-based provider of telecommunications capacity to licensed international carriers through its ownership of an independent, privately-owned digital fiberoptic undersea cable system. The FLAG Europe-Asia cable system links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China. The FLAG Europe-Asia cable system, which was placed in commercial service on November 22, 1997, cost approximately $1.6 billion to construct, and consists of over 28,000 kilometers of fiberoptic cable.

    On December 6, 2000, FLAG Telecom acquired the remaining 50% it did not already own of its previously equity accounted joint venture, FLAG Atlantic Limited ("FLAG Atlantic"), set up to build, own and operate a transatlantic fiber optic cable system connecting the United States, United Kingdom and France.

    FLAG Telecom is currently developing the FLAG Pacific-1, a multi-terabit 8 fiber pair dual cable system spanning the Pacific Ocean, and the FLAG North Asian Loop cable system, a six-fiber pair dual cable system offering intra-regional, city-to-city connectivity between Hong Kong, Seoul, Tokyo and Taipei.

    FLAG Telecom's Network Services division markets a range of managed bandwidth and value added services targeted at carriers, ISPs, and ASPs worldwide.

    Risks and Other Important Factors

    The Group's operations and ability to grow may be affected by numerous factors, including, but not limited to: early stages of development or operation of certain of the Group's products and services; deployment of sophisticated technologies on a global basis which in certain instances have not yet been successfully implemented; availability of resources required to adapt, upgrade or expand the Group's network; rapid technological change in the Group's industry; maintenance of cooperative relationships with landing parties; U.S. and foreign regulations; possible international economic and

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

political instability; industry competition and pricing pressures from a wide variety of sources; and exposure to foreign exchange rate risks. The Group cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Group's operations.

    The Group has devoted substantial resources to the buildout of its network and expansion of its market offerings. As a result, the Group experienced operating losses in 2000 and 1999. These losses are expected to continue for additional periods in the future. There can be no assurance that the Group's operations will become profitable. The Group's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Group intends to fund its operational and capital requirements in 2001 using cash on hand, cash flow from operations, and its available credit facilities. In the event that the Group is unable to maintain sufficient financing, it would be required to limit or curtail its expansion plans, network buildout, and marketing programs.

2.  SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. Dollars ("Dollars"). The significant accounting policies are summarized as follows:

    a)  Basis of Consolidation

    The financial statements consolidate the financial statements of FLAG Telecom and its subsidiary companies after eliminating intercompany transactions and balances. Investments in which FLAG Telecom has an investment of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method. At December 31, 2000, there were no equity method investments remaining (see Note 3).

    b)  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

    c)  Revenue Recognition

Capacity

    Capacity contracts are accounted for as leases. Capacity contracts that do not qualify for sales type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. In compliance with FASB Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66," capacity contracts entered into after June 30, 1999, are deemed not to be sales of real estate and, therefore, are not accounted for as sales type leases. The Group has recorded only operating leases for capacity transactions after June 30, 1999 for the periods presented. Until June 30,

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1999 revenues from operating lease transactions were considered incidental and recorded as a reduction of the capacity available for sale, thereafter recognised over the period of the contract.

    Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue.

    In exchange for construction costs incurred, FLAG Limited granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity at a future date under signed capacity credit agreements. Amounts received under these agreements and the capacity credits granted to suppliers are recorded at fair value as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets.

Operations and Maintenance

    Standby maintenance and restoration charges are invoiced separately from capacity sales. Revenues relating to standby maintenance and restoration are recognized over the period the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance which are applicable to future periods.

Network Revenues

    Network revenues are revenues derived from the sale of managed bandwidth lease and Internet Protocol ("IP") services. Revenue associated with short-term leased capacity is recognised as operating lease revenues unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, there were no sales-type leases recorded.

    Revenue from project management services is recognized on a percentage completion basis as costs are incurred on the project.

    d)  Direct Costs Related to Revenue

Capacity

    The cost relating to capacity sold under outright sale or sales type lease contracts is recognized as cost of sales upon recognition of revenues. The amount charged to cost of sales is based on the ratio of capacity sales recognized as revenues in the period to total expected revenues over the entire life of the cable system multiplied by the total construction costs. This calculation of cost of sales matches costs with the relative sales value of each sale to total expected revenues.

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

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Costs of the system relating to capacity contracts accounted for as operating leases are recorded in property and equipment and are depreciated over the remaining economic life of the network.

Operations and Maintenance Costs

    Operations and maintenance costs are expensed as incurred.

Network Expenses

    Costs relating to the short-term lease of capacity are recognized over the period of the contract.

    The costs of network service products are expensed over the period of the recognition of the corresponding revenue.

    Where network service rebates are received, costs are reduced by the amount of the rebate received.

    e)  Commissions

    Commissions are capitalized and amortized over the period of the recognition of the related capacity revenue.

    f)  Advertising Costs

    Advertising costs are expensed as incurred. Such costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

    g)  Net Income/(Loss) per Common Share

    SFAS No. 128 "Earnings per Share" requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

    h)  Cash and Cash Equivalents

    The Group considers all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets approximate fair value.

    i)  Goodwill

    Goodwill representing excess purchase price over fair value of assets and liabilities acquired relating to the acquisition of FLAG Atlantic Limited is amortized on a straight-line basis over a period of 15 years.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    j)  Restricted Cash

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as long term restricted cash.

    k)  Capitalized Interest and Financing Costs

    Interest costs on qualifying assets are capitalized and amortized over the useful life.

    Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings.

    l)  Construction in Progress

    Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing right licenses, interest costs related to program management, costs for the route surveys, indirect costs associated with cable systems and points of presence ("PoPs"), long-term capacity lease purchases, and other costs necessary for developing the cable system. Construction in progress is transferred to property and equipment when placed into service.

    m) Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment.....................................  3 years
Fixtures and fittings..................................  5 years
Leashold improvements..................................  remaining lease term
Motor vehicles.........................................  5 years
Network assets:
  Cable systems........................................  15 years
  PoPs.................................................  7 years
  Transmission and other...............................  5 years

    The estimated useful lives of network assets are determined based on the estimated period over which they will generate revenue.

    n)  Impairment of Long-Lived Assets

    The Group periodically reviews events and changes in circumstances to determine whether the recoverability of the carrying value of long-lived assets should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the fair value and the carrying value of long-lived assets would be recognized by the Group.

    o)  Income Taxes

    Deferred taxes are determined based on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. A deferred tax liability or asset is recorded using

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

the enacted tax rates expected to apply to taxable income in the period in which the deferred tax liability or asset is expected to be settled or realized. Future tax benefits attributable to these differences, if any, are recognizable to the extent that realization of such benefits is more likely than not.

    p)  Derivative Financial Instruments

    The Group uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates and currencies. The Group does not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial institutions with high credit quality. The Group is exposed to credit loss in the event of nonperformance by these counterparties.

    For certain derivatives to qualify for hedge accounting, the debt instrument being hedged must create an exposure to the Group and, at the inception of the derivative instrument and throughout the period the derivative is held, there must be a high correlation of changes in the market value of the derivative and underlying debt instrument. Under hedge accounting, payments due to or from the counterparties are recorded as an increase or reduction in expense through the end of 2000.

    q)  Translation of Foreign Currencies

    Transactions in foreign currencies are translated into United States Dollars at the rate of exchange prevailing at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at year-end are translated into Dollars at the rate of exchange at that date. Foreign exchange gains or losses are reflected in the accompanying statements of operations.

    The statements of operations of overseas subsidiaries are translated into Dollars at average exchange rates and the year-end net investments in these companies are translated at year-end exchange rates. Exchange differences arising from retranslation at year-end exchange rates of the opening net investments and results for the year are charged or credited directly to the cumulative translation adjustment in shareholders' equity.

    r)  Stock Options

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company has chosen to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and, accordingly, recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date under fixed plan awards. The compensation expense is charged against operations ratably over the vesting period of the options.

    s)  Concentration of Credit Risk

    Financial instruments that potentially subject the Group to a concentration of credit risk are accounts receivable. The Group performs ongoing credit evaluations of its larger customers' financial condition.

    See Note 15, Segmental Reporting, for concentrations by geographic areas.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties.

    t)  Reverse Stock Split

    The accompanying consolidated financial statements have been retroactively restated to give effect to the reverse stock split of 6:1 carried out by the Company on February 11, 2000.

    u)  Reclassifications

    Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

    v)  New Accounting Standards

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards no. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively.

    The Group expects that the adoption of SFAS No.'s 133, 137, and 138 may have a material impact on the financial position or the results of operations of the Group, but is unable to estimate the effects of adoption at this time. Specifically, the Company believes that the following changes in its accounting policies will result from the adoption of SFAS No. 133:

    - The Group currently considers certain interest rate collars as hedges under which payments due to or from the counterparties are recorded as an increase or reduction in expense. The Group believes that these interest rate collars will be recorded as effective cash flow hedges under the provisions of SFAS No. 133 and, accordingly, changes in the intrinsic value associated with the interest rate collars will be recorded directly to other accumulated comprehensive income and changes in the time value of the interest rate collars will be recorded directly to current period earnings.

    - The Group currently accounts for a cross currency swap arrangement as a hedge of the fair value of debt denominated in a foreign currency. The Group believes that this cross currency swap will not be recorded under the hedge accounting provisions of SFAS No. 133 and consequently changes in the fair value of the cross currency swap arrangement and fluctuation in the value of the underlying debt which are expected to be equal and opposite, will both be recorded through current period earnings after adoption of SFAS No. 133.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  BUSINESS ACQUISITIONS

    On December 6, 2000, FLAG Telecom acquired the remaining 50% equity interest in FLAG Atlantic Limited from Global TeleSystems Group, Inc. ("GTS") for a cash consideration of $135 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities assumed have been recorded at fair value as of the date of acquisition. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. The initial purchase price allocation is based on current estimates. The Group will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate.

    The following unaudited pro forma condensed combined financial information of the Group demonstrates the results of operations had the acquisition been completed at the beginning of the periods presented.

                                                              DECEMBER 31,
                                                        -------------------------
                                                           2000          1999
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
Revenue...............................................     92,751       130,799
                                                          =======       =======
Net loss..............................................    (89,406)      (19,117)
                                                          =======       =======
Loss per share........................................      (0.68)        (0.27)
                                                          =======       =======

4.  ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                             2000       1999
                                                           --------   --------
Billed...................................................   127,262    84,037
Unbilled.................................................    13,959     6,028
                                                           --------   -------
                                                           $141,221   $90,065
                                                           ========   =======

5.  RESTRICTED CASH

    Included in restricted cash as at December 31, 2000 and 1999, are funds held by collateral trustees totalling $372,808 and $134,066, respectively. Of the balance held at December 31, 2000, $261,182 is restricted for use in relation to the construction of the FLAG Atlantic-1 cable system.

6.  CAPITALIZED INTEREST COSTS

    Interest costs on qualifying assets are capitalized and amortized over their useful lives. Total interest capitalized to construction in progress during the year ended December 31, 2000, and the period from incorporation to December 31, 1999, was $6,683 and $1,281, respectively

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                           2000        1999
                                                        ----------   --------
Fixtures and fittings.................................  $    3,059   $  1,504
Leasehold improvements................................       5,565      2,667
Computer equipment....................................       5,737      3,031
Motor vehicles........................................         353        286
Network assets........................................   1,109,994    304,508
                                                        ----------   --------
                                                         1,124,708    311,996
Less--Accumulated depreciation........................     (90,908)   (12,253)
                                                        ----------   --------
Net book value........................................  $1,033,800   $299,743
                                                        ==========   ========

    As a result of the application of FASB Interpretation No. 43, sales on certain parts of the FLAG system are not able to satisfy the requirements for sales type lease accounting. Accordingly the costs of these parts of the system have been reclassified with effect from July 1, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining useful economic life of 15 years.

8.  LONG-TERM DEBT

    The Group's long-term debt comprises the following:

                                                                 2000        1999
                                                              ----------   --------
Bank credit facilities......................................  $  155,000   $190,000
8 1/4% Senior Notes, due 2008, interest payable
  semi-annually, net of unamortized discount of $4,139
  (1999--$4,730)............................................  $  425,861   $425,270
11 5/8% Senior Notes, due 2010, interest payable
  semi-annually, net of unamortized discount of $10,839.....  $  558,141         --
                                                              ----------   --------
                                                              $1,139,002   $615,270
                                                              ==========   ========

    On March 17, 2000 the Company completed the issue of 11 5/8% Senior Notes in the US and Europe, raising net proceeds of $576,649.

    On February 16, 2000, FLAG Limited amended and restated its existing credit facilities to consist of a $150,000 six-year term loan facility ($93,000 of which is outstanding at December 31, 2000, and $190,000, including additional amounts under the pre-amended facility) was outstanding at December 31, 1999) and a $10,000 revolving credit facility (none of which was outstanding at December 31, 2000 and 1999). These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited (8.4% at December 31, 2000, and before the amendment & restatement of February 2000, LIBOR plus 190 basis points, or 7.90% at December 31, 1999). The current interest rate is 200 basis points over LIBOR. The facilities are secured by a pledge by the Company of all of the capital stock of FLAG Limited and by

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property.

    FLAG Atlantic Limited has a $575,000 construction/term loan facility ($62,000 of which was outstanding at December 31, 2000) and a $25,000 revolving credit facility (of which none was outstanding at December 31, 2000). These facilities have a term of 7.5 years, commencing October 8, 1999. The construction/term loan facility bears interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans (7.65% and 9.4%, respectively, at December 31, 2000.). The revolving credit facility bears interest at the rate of LIBOR plus 300 basis points. FLAG Atlantic Limited's bank facility is secured by an assignment of all of FLAG Atlantic Limited's assets and a pledge of all of the stock in FLAG Atlantic Limited. FLAG Atlantic Limited has elected, over the course of the construction contract, to cancel $68.175 million of the un-drawn construction/term loan facility as a result of capacity pre-sales over and above the anticipated pre-sale targets.

    FLAG Limited has outstanding $430,000 of 8 1/4% Senior Notes with an effective interest rate at December 31, 2000 of 11.4%. The Senior Notes were issued in January 1998.

    On March 17, 2000 the Group completed the issue of $300,000 and Euro 300,000 11 5/8% Senior Notes at par in the US and Europe, raising combined net proceeds of $576,649. The effective interest rates at December 31, 2000 were 16.3% on the US Dollar Notes and 15.8% on the Euro Notes.

    The Credit Facilities and the indentures under which the Senior Notes were issued impose certain operating and financial restrictions on the respective borrowers / issuers. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of FLAG Limited, FLAG Atlantic Limited and FLAG Telecom to incur additional indebtedness, repay indebtedness (including the Senior Notes) prior to stated maturities, sell assets, make investments, engage in transactions with shareholders and affiliates, issue capital stock, create liens or engage in mergers or acquisitions. These restrictions could also limit the ability of each company to effect future financings, make needed capital expenditures, withstand a future downturn in its business or the economy in general, or otherwise conduct necessary corporate activities. In addition, FLAG Limited's and FLAG Atlantic Limited's Credit Facilities contain financial covenants with respect to maintaining an interest coverage ratio of 1.7 and maintaining a remaining asset value coverage ratio of 8.5. Both companies were in compliance with these financial covenants throughout 2000 and 1999.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    As at December 31, 2000, contractual maturities of the Group's indebtedness were as follows:

YEAR ENDING DECEMBER 31,                                        TOTAL
------------------------                                      ---------
2001........................................................         --
2002........................................................      4,650
2003........................................................     27,194
2004........................................................     39,979
2005........................................................     51,511
Thereafter..................................................  1,015,668
                                                              ---------
Total.......................................................  1,139,002
                                                              =========

9.  SHAREHOLDER'S EQUITY

    The authorized capital stock of the Company consists of 300 million Common Shares, par value $0.0006 per share. One common share has one vote.

    On February 26, 1999, FLAG Limited's shareholders other than Bell Atlantic Network Systems exchanged all their common shares in FLAG Limited for common shares in FLAG Telecom. Bell Atlantic Network Systems, however, exchanged only a limited portion of its common shares in FLAG Limited for 3,666,155 common shares in FLAG Telecom. At the same time, Bell Atlantic Network Systems and FLAG Telecom entered into an Exchange Agreement and Plan of Reorganization providing that Bell Atlantic Network System's remaining common shares in FLAG Limited would be exchanged for common shares in FLAG Telecom in the event that, prior to February 26, 2002, Bell Atlantic received certain regulatory approvals from the Federal Communications Commission allowing Bell Atlantic to offer long distance service. Such regulatory approvals were obtained and Bell Atlantic exchanged its remaining common shares in FLAG Limited for 36,256,121 common shares in FLAG Telecom on January 4, 2000.

    On February 16, 2000 the Company completed an initial public offering (IPO) of 27,964,000 common shares at $24 per share. The Company received $633,769 in net proceeds from that offering.

    By ownership of their common shares, the shareholders are entitled to one vote per share at each meeting of the shareholders and, at any general meeting or special meeting of all shareholders. Common shareholders are entitled to receive dividends or distributions declared or paid, pro rata in proportion to the total number of common shares held.

10. STOCK OPTIONS

    In March 1998, FLAG Limited adopted a Long-Term Incentive Plan under which options could be granted on up to 4,206,305 shares of common stock to eligible members of staff. The plan was adopted by the Company in 1999, during which, the maximum number of options that could be granted under the plan was increased to 6,763,791. In February 2001, the maximum number of options that could be granted under the plan was increased to 9,263,791. Generally, options granted under this plan vest over periods up to three years from the date of their grant, subject to meeting certain qualifying criteria. All options vest no later than eight years and expire ten years after the date of grant.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following summarizes stock option activity under this plan:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Balance January 1, 1998............................         --            --
Granted............................................  2,441,047        $ 6.42
Forfeited..........................................         --            --
                                                     ---------        ------
Balance December 31, 1998..........................  2,441,047          6.42
Granted............................................  1,648,352          6.82
Forfeited..........................................    (48,083)         6.42
                                                     ---------        ------
Balance December 31, 1999..........................  4,041,316          6.58
Granted............................................  2,725,515         16.54
Forfeited..........................................   (103,790)        16.52
                                                     ---------        ------
Balance December 31, 2000..........................  6,663,041        $10.50
                                                     =========        ======

    At December 31, 2000 and 1999, 3,162,490 and 1,204,024 options had vested, respectively. The weighted average remaining contractual life of all options is
8.51 years.

    The weighted average fair value of options granted during the year was $3.89 and $7.77 per share at December 31, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999: risk-free interest rates ranging from 5.1% to 5.8%, expected lives of
5.0 years; expected dividend yield of zero percent; and expected volatility of 59%. The following assumptions were used for 2000: risk-free interest rates ranging from 5.9% to 6.1%, expected lives of 5.0 years; expected dividend yield of zero percent; and expected volatility of 50%.

    Had compensation expense for share options been determined based on fair value at the grant dates in accordance with SFAS No. 123, the Group's net loss and loss per share would have been:

NET LOSS                                                    2000       1999
--------                                                  --------   --------
  As reported...........................................  $(89,466)  $(15,486)
  Pro forma.............................................  $(92,696)  $(26,967)
Basic and diluted loss per share
  As reported...........................................  $  (0.68)  $  (0.22)
  Pro forma.............................................  $  (0.71)  $  (0.39)

    The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and fair values of the Group's financial instruments as of December 31, 2000 and 1999:

                                        PRINCIPAL/        2000                PRINCIPAL/     1999
                                         NOTIONAL       CARRYING     FAIR      NOTIONAL    CARRYING     FAIR
                                          AMOUNT         AMOUNT     VALUE       AMOUNT      AMOUNT     VALUE
                                      ---------------   --------   --------   ----------   --------   --------
8 1/4% Senior Notes.................          430,000   425,861    365,500      430,000    425,270    395,600
11 5/8% Senior Notes--US$...........          300,000   294,475    234,000           --         --         --
11 5/8% Senior Notes--Euro..........          288,540   263,966    225,513           --         --         --
Long-term debt......................          155,000   155,000    155,000      190,000    190,000    190,000
Interest rate collar................           60,000        --        (94)     160,000         --        370
Interest rate collar................           86,000        --       (432)          --         --         --
Cross currency swap.................  $      268,980/        --     12,200           --         --         --
                                             E300,000

    The notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Group's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

8 1/4% Senior Notes.........   The carrying amount of the 8 1/4% Senior Notes is the net
                               proceeds of the Senior Notes issue. The fair value is based on the market price of the Senior Notes at December 31, 2000 and 1999.
11 5/8% Senior Notes........   The carrying amount of the 11 5/8% Senior Notes is the net proceeds of the Senior Notes issue. The fair value is based on the market price of the Senior Notes at December 31, 2000 and 1999.
Long-term debt..............   The carrying amount of the long-term debt is the proceeds
                               drawn under the available credit facilities. The debt is
                               subject to variable interest rates, and therefore, in
                               management's opinion, the carrying amount approximates the fair value of the long-term debt.
Interest rate collars.......   The interest rate collars agreements are "zero cost" meaning that the cost of acquiring the contract is embedded in the interest rate spread. As such, the agreement does not have a carrying value. The fair value is estimated using an option pricing model and values the changes in interest rates since inception, and the potential for future changes over the
                               remaining term.
Cross currency swaps........   The cross currency swap agreement does not have a carrying value by its nature. The fair value is estimated using an
                               option pricing model and values the changes in interest
                               rates since inception, and the potential for future changes over the remaining term.

12. TAXES

    At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied in the future, FLAG Telecom and all its subsidiaries registered in

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

Bermuda have received an undertaking from the Bermuda Government exempting them from all such taxes until March 28, 2016.

    The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax.

    The provision for income taxes, which consists entirely of taxes payable to foreign governments outside Bermuda, is comprised of the following:

                                                                2000       1999
                                                              --------   --------
Current.....................................................    1,419      1,080
Deferred....................................................     (323)       469
                                                               ------     ------
                                                               $1,096     $1,549
                                                               ======     ======

    Deferred taxes arise principally because, for tax purposes, in certain jurisdictions, revenues from capacity sales are deferred and recognized as taxable income over the estimated life of the appropriate cable system. The deferred taxes recorded in the balance sheet comprise the following:

                                                              2000       1999
                                                            --------   --------
Capacity sales revenues deferred for tax purposes.........  $17,066    $17,066
Deferred commissions for tax purposes.....................   (1,851)    (1,851)
Depreciation..............................................   (8,648)    (8,648)
Tax losses carried forward (expiring over periods of
  5 years or more)........................................   (2,543)    (2,220)
Other.....................................................     (653)      (374)
                                                            -------    -------
                                                            $ 3,371    $ 3,973
                                                            =======    =======

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the year ended December 31, 2000, and the period from incorporation to December 31, 1999, results in an effective tax charge that differs from the Bermuda tax charge as follows:

                                                                2000       1999
                                                              --------   --------
Statutory Bermuda tax charge................................   $   0      $   0
Current foreign taxes.......................................   1,419      1,080
Deferred and other taxes....................................    (323)       469
                                                               -----      -----
Effective tax charge........................................   1,096      1,549
                                                               =====      =====

13. RELATED PARTY TRANSACTIONS

    In May 1998, FLAG Limited entered into an Employee Services Agreement with Bell Atlantic Global Systems ("BAGS"), a subsidiary of one of the Company's shareholders, pursuant to which BAGS employees were seconded to FLAG Limited. The total cost incurred for this service during the

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

year ended December 31, 2000, and the period from incorporation to December 31, 1999, was $23 and $298, respectively. These costs have been expensed in the accompanying statements of operations.

    Effective October 8, 1999, FLAG Telecom Group Services Limited ("FTGSL"), a 100% owned subsidiary of the Company, entered into a construction management services agreement with FLAG Atlantic Limited (the "Agreement"), which prior to the acquisition by a subsidiary of all of the equity on December 6, 2000, was a 50:50 joint venture with GTS. (See note 3)

    The Agreement calls for FTGSL to provide project planning, monitoring, budget reviewing, survey approving, observation and inspection of installation and commissioning activities, performance reviews and other related services required to oversee the construction of the network.

    Up until December 6, 2000, the Company recorded it's 50% share of the profits under the Agreement. After the December 6, 2000 acquisition from GTS, all intercompany revenues in connection with the Agreement were eliminated on consolidation.

    Total revenues recognised under the Agreement during the year ended December 31, 2000 and the period from incorporation to December 31, 1999 were $6,465 and $1,631 respectively.

14. COMMITMENTS AND CONTINGENCIES

    As of December 31, 2000, FLAG Limited was committed under supply contracts for the cable system for final payments totaling $49,138 representing funds withheld pending the completion of certain outstanding items under the supply contracts. Provision has been made in full in the Group's financial statements to cover the anticipated final payments.

    During 1997, FLAG Limited entered into an operations contract for the FLAG Network Operations Center (the "FNOC") with one of the landing parties on the FLAG Europe-Asia cable system. The terms of the contract require the landing party to provide a permanent facility in which to locate the FNOC along with qualified personnel and additional support as required to assist in the operations of the FNOC. This is an ongoing commitment. In exchange for the services provided under the contract, FLAG Limited is committed to compensate the landing party an annual fixed charge for rent of the premises where the FNOC is located equal to $200 for the first year of the contract increasing in 5% increments for the following three years. Costs incurred by the landing party to provide qualified personnel and additional support are to be reimbursed by FLAG Limited on a "cost plus" basis.

    The Group has entered into lease agreements for the rental of office space. Rent expense of $1,959 and $1,364 was recorded for the year ended December 31, 2000 and the period from

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

incorporation to December 31, 1999, respectively. Estimated future minimum rental payments under the leases are as follows:

2001........................................................    3,650
2002........................................................    3,058
2003........................................................    3,058
2004........................................................    2,915
2005........................................................    2,915
Thereafter..................................................   35,510

    FLAG Limited is also committed to make quarterly payments under standby maintenance agreements for the period commencing October 8, 1997 and continuing through December 31, 2007. Estimated future payments under the standby maintenance agreements are as follows:

2001........................................................   24,790
2002........................................................   25,286
2003........................................................   25,792
2004........................................................   26,307
2005........................................................   26,833
Thereafter..................................................   55,288

    The estimated future payments under the standby maintenance agreements are based on a number of assumptions, including, among other things, the proportion of the total cable system capacity sold at any point in time and the number of other cable systems serviced under the agreement.

    Capital expenditure contracted but not provided for as at December 31, 2000 amounted to approximately $633,000 in relation to the construction of the FLAG Atlantic Limited cable system.

    The Group is subject to legal proceedings and claims in the ordinary course of business. Based on consultations with legal counsel, management does not believe that any of these proceedings or claims will have a material effect on the Group's financial position or results of operations.

15. SEGMENT REPORTING

    On a segmental basis, FLAG Telecom reports its results in its two primary operational areas: Capacity and Operations, and Network Services. These two segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

    The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. Management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments.

    Details of the financial results of the two business segments for the year ended December 31, 2000 are summarized below, reconciled to the totals for the Group as a whole. Substantially all the revenues and operating results in 1999 and earlier periods arose from Capacity and Operations. There was no Network Service revenue recognised in 1999.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following table presents selected items for December 31, 2000, by segment are as follows:

                                              CAPACITY AND   NETWORK    CONSOLIDATED
SELECTED ITEMS                                 OPERATIONS    SERVICES      TOTAL
--------------                                ------------   --------   ------------
Revenue.....................................       77,707     21,599         99,306
Operation expenses..........................      150,840     25,841        176,681
                                                ---------    -------      ---------
Operating loss..............................      (73,133)    (4,242)       (77,375)
                                                ---------    -------      ---------

Segmental assets............................    1,017,830    530,845      1,548,675
                                                =========    =======
Common assets...............................                              1,530,089
                                                                          ---------
Total assets................................                              3,078,764
                                                                          =========

Cash revenues...............................      574,839     21,599        596,438
                                                =========    =======      =========
Adjusted EBITDA.............................      509,092     (2,691)       506,401
                                                =========    =======      =========

Cash revenues and adjusted EBITDA are additional measures reported to and used by the Group's chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Cash revenues are defined as revenues adjusted for changes in deferred revenues. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, stock compensation charges, and adjusted for changes in deferred revenues.

    No individual customer accounted for greater than 10% of revenues.

    The revenue generated by geographic location of customers is as follows:

                                                                2000       1999
REVENUE:                                                      --------   --------
North America...............................................   20,962     43,627
Europe......................................................   29,597     49,901
Middle East.................................................   22,420      6,572
Asia........................................................   26,327     32,330
                                                               ------    -------
Consolidated Revenue........................................   99,306    132,430
                                                               ======    =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FLAG Limited:

    We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity and cash flows of FLAG Limited (a Bermuda company) and subsidiaries for the period from January 1, 1999 to February 26, 1999 and for the year ended December 31, 1998. These financial statements are the responsibility of FLAG Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows for FLAG Limited and subsidiaries for the period from January 1, 1999 to February 26, 1999 and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen & Co.
Hamilton, Bermuda
December 30, 1999

                                  FLAG LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  1999           1998
                                                              ------------   ------------
REVENUES:
  Capacity sales, net of discounts..........................  $     25,554   $    182,935
  Standby maintenance and restoration revenue...............         4,458         25,313
                                                              ------------   ------------
                                                                    30,012        208,248
SALES AND OTHER OPERATING EXPENSES:
  Cost of capacity sold.....................................         8,294        101,288
  Operations and maintenance................................         5,114         37,931
  Sales and marketing.......................................           637         10,680
  General and administrative................................         2,870         21,674
  Depreciation and amortization.............................           233            844
                                                              ------------   ------------
                                                                    17,148        172,417
OPERATING INCOME............................................        12,864         35,831
INTEREST EXPENSE............................................         9,758         61,128
INTEREST INCOME.............................................         1,825         14,875
                                                              ------------   ------------
INCOME/(LOSS) BEFORE INCOME TAXES...........................         4,931        (10,422)
PROVISION FOR INCOME TAXES..................................           171          1,260
                                                              ------------   ------------
INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM.....................         4,760        (11,682)
EXTRAORDINARY ITEM..........................................            --         59,839
                                                              ------------   ------------
NET INCOME/(LOSS)...........................................         4,760        (71,521)
CUMULATIVE PAY-IN-KIND PREFERRED DIVIDENDS..................            --          1,508
REDEMPTION PREMIUM AND WRITE OFF OF DISCOUNT ON PREFERRED
  SHARES....................................................            --          8,500
                                                              ------------   ------------
NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS.........  $      4,760   $    (81,529)
                                                              ============   ============
Basic and diluted net income/(loss) per common share--Class
  A.........................................................  $       0.00   $      (0.07)
                                                              ============   ============
Basic and diluted net income/(loss) per common share--Class
  B.........................................................  $       0.01   $      (0.13)
                                                              ============   ============
Weighted average common shares outstanding--Class A.........            --    132,000,000
Weighted average common shares outstanding--Class B.........   635,796,338    565,858,741

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999       1998
                                                              --------   --------
NET INCOME/(LOSS)...........................................   $4,760    $(81,529)
Foreign currency translation adjustment.....................      178        (704)
                                                               ------    --------
COMPREHENSIVE INCOME/(LOSS).................................   $4,938    $(82,233)
                                                               ======    ========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBERS OF SHARES)

                                   CLASS A                  CLASS B                          FOREIGN       RETAINED
                                COMMON SHARES            COMMON SHARES        ADDITIONAL    CURRENCY       EARNINGS        TOTAL
                           -----------------------   ----------------------    PAID-IN     TRANSLATION   (ACCUMULATED   SHAREHOLDERS
                              SHARES       AMOUNT      SHARES       AMOUNT     CAPITAL     ADJUSTMENT      DEFICIT)        EQUITY
                           ------------   --------   -----------   --------   ----------   -----------   ------------   ------------
Balance, December 31,
  1997...................   132,000,000       13     565,858,741      57        514,389          --          26,570       541,029
Preferred share dividends
  and accretion..........            --       --              --      --         (1,508)         --           1,508            --
Premium on redemption of
  preferred shares.......            --       --              --      --         (6,641)         --           6,641            --
Write-off of unamortized
  discount on issuance of
  preferred shares.......            --       --              --      --         (1,859)         --           1,859            --
Foreign currency
  translation
  adjustment.............            --       --              --      --             --        (704)             --          (704)
1998 net loss applicable
  to common
  shareholders...........            --       --              --      --             --          --         (81,529)      (81,529)
                           ------------     ----     -----------     ---       --------       -----        --------       -------
Balance, December 31,
  1998...................   132,000,000       13     565,858,741      57        504,381        (704)        (44,951)      458,796
Conversion of Class A
  shares into Class B
  shares
  Class A shares
    [retired]............  (132,000,000)     (13)             --      --             13          --              --            --
  Class B shares
    issued...............            --               69,937,597       7             (7)         --              --            --
Foreign currency
  translation
  adjustment.............            --       --              --      --             --         178              --           178
1999 net income
  applicable to common
  shareholders...........            --       --              --      --             --          --           4,760         4,760
                           ------------     ----     -----------     ---       --------       -----        --------       -------
Balance, February 26,
  1999...................            --     $ --     635,796,338     $64       $504,387       $(526)       $(40,191)      463,734
                           ============     ====     ===========     ===       ========       =====        ========       =======

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999       1998
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) applicable to common shareholders.........  $  4,760   $ (81,529)
                                                              --------   ---------
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
  Pay-in-kind preferred dividends...........................        --       1,508
  Amortization of financing costs...........................       274       3,427
  Provision for doubtful accounts...........................        --        (424)
  Depreciation..............................................       233         844
  Deferred taxes............................................        --      (1,038)
  Preferred share redemption premium........................        --       8,500
  Loss on debt refinancing..................................        --      59,839
  Senior debt discount                                              98         591
  Add/(deduct) net changes in operating assets and
    liabilities:
    Accounts receivable.....................................     1,710      42,500
    Due from affiliates and other receivables...............        --         484
    Prepaid expenses and other assets.......................      (645)       (272)
    Capacity available for sale.............................     8,664     113,849
    Accounts payable and accrued liabilities................   (16,541)     12,250
    Income taxes payable....................................       168       2,062
    Due to affiliate........................................      (668)     (4,049)
    Deferred revenue........................................   (21,157)    (69,711)
                                                              --------   ---------
      Net cash (used in)/provided by operating activities...   (23,104)     88,831
CASH FLOWS FROM FINANCING ACTIVITIES:
  Organization and financing costs incurred.................        --     (13,769)
  Proceeds from long-term debt..............................        --     320,000
  Proceeds from 8 1/4% Senior Notes.........................        --     424,088
  Repayment of long-term debt...............................   (15,000)   (663,587)
  Redemption of preferred shares............................        --    (139,453)
  Decrease in funds held by collateral trustee..............    36,230     170,539
                                                              --------   ---------
      Net cash provided by financing activities.............    21,230      97,818
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for construction in progress....................       788    (181,998)
  Purchase of fixed assets..................................      (200)     (4,146)
                                                              --------   ---------
      Net cash provided by/(used in) investing activities...       588    (186,144)
NET (DECREASE)/INCREASE IN CASH.............................    (1,286)        505
  Effect of foreign currency movements......................       178          29
CASH, beginning of year.....................................     3,024       2,490
                                                              --------   ---------
CASH, end of year...........................................  $  1,916   $   3,024
                                                              ========   =========

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999       1998
                                                              --------   --------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
  Costs (reimbursed)/incurred for construction in
    progress................................................  $  (788)   $ 11,105
  Decrease/(increase) in accrued liabilities................       --     170,893
                                                              -------    --------
  Cash paid for construction in progress....................  $  (788)   $181,998
                                                              =======    ========
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid...............................................  $22,668    $ 39,171
                                                              =======    ========
Taxes paid..................................................  $    --    $     --
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    f)  Fixed Assets

    Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment.....................................  33 1/3% per annum
Fixtures and fittings..................................  20% per annum
Leasehold improvement..................................  remaining lease term
Motor vehicles.........................................  20% per annum

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

    The 8 1/4% Senior Notes arising on the refinancing undertaken on January 30, 1998 (the "Senior Notes") accrue interest at the rate of 8 1/4% per annum paid semi-annually on January 30 and July 30 of each year, commencing on July 30, 1998 (see Note 3. "Long-term Debt"). Interest is expensed as it accrues. The Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after January 30, 2003, at specified option prices. In the event of any equity offering before

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

January 31, 2001, the Company may use all or a portion of the net proceeds therefrom to redeem up to 33 1/3% of the original principal amount of the Senior Notes at a redemption price of 108.25% plus accrued and unpaid interest. If the Company has excess cash flow, as defined, for any fiscal year commencing in 2001, the Company is required, subject to certain exceptions and limitations, to make an offer to purchase the Senior Notes at specified prices. Upon a change in control, the note holders may require the Company to purchase all or any portion of the outstanding notes at a price equal to 101% of the principal amount plus accrued but unpaid interest.

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    l)  Pending Accounting Standards

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

3.  LONG-TERM DEBT

    In the first quarter of 1998, the Company recognized a loss on refinancing of approximately $59,839 which has been reflected as an extraordinary item in the accompanying statement of operations. The loss on refinancing primarily represents the write-off of the remaining unamortized deferred financing costs on the outstanding borrowings under an Amended and Restated Participation Agreement.

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    As of December 31, 1998, 132,000,000 Class A common shares were issued and outstanding.

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    b)  Class B Common Shares

    The authorized Class B common shares capital of the Company consists of 1,000,000,000 shares with a par value of $.0001 per share. The following number of shares were issued and outstanding.

                                                       1999           1998
                                                   ------------   ------------
Shares outstanding...............................   635,796,338    565,858,741
Share capital....................................  $         64   $         57

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

6.  STOCK OPTIONS

    In March, 1998, the Company adopted a Long-Term Incentive Plan under which the Company may grant up to 25,237,831 shares of common stock to eligible members of staff. During the year ended December 31, 1998, options to purchase 14,146,239 Class B common shares were granted under the plan. No options were granted under the plan from January 1, 1999 to February 26, 1999. Generally, the options vest and are exercisable on the third and fourth anniversaries of their grant, subject to meeting certain qualifying criteria. All options vest no later than eight years and expire ten years after the date of grant. The options can vest, and are exercisable, earlier on the commencement of an initial public offering of equity in the Company. All of the options were granted at an exercise price of $1.07 per share. No options had vested. Since the Company accounts for employee options in accordance with APB No. 25, the Company has not recognized compensation expense with respect to the options granted since the exercise price did not exceed management's estimated fair value of the shares on the date of the grant (the measurement date).

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The weighted average fair value of options granted during 1998 was $0.61 per share. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions.

                                                                1999
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

7.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                         1999                            1998
                                            -------------------------------   ---------------------------
                                                CLASS A          CLASS B        CLASS A        CLASS B
                                            ----------------   ------------   ------------   ------------
Net income (loss) before extraordinary
  item....................................              --     $      4,760   $    (21,690)  $    (21,690)
Extraordinary item........................              --               --   $    (59,839)  $    (59,839)
Net income (loss).........................              --     $      4,760   $    (81,529)  $    (81,529)
Percentage entitlement....................              --              100%            11%            89%
Net income (loss) per class before
  extraordinary item......................              --     $      4,760   $     (2,386)  $    (19,304)
Extraordinary item........................              --               --   $     (6,582)  $    (53,257)
Net income (loss) per class...............              --     $      4,760   $     (8,968)  $    (72,561)
Number of shares..........................              --      635,796,333    132,000,000    565,858,741
Income (loss) per share before
  extraordinary item......................              --     $       0.01   $      (0.02)  $      (0.03)
Extraordinary item per share..............              --               --   $      (0.05)  $      (0.10)
Net income (loss) per share...............              --     $       0.00   $      (0.07)  $      (0.13)

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  TAXES

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

    Income tax expense, which consists entirely of taxes payable to foreign governments, is comprised of the following:

                                                                1999       1998
                                                              --------   --------
Current.....................................................    $171      $2,281
Deferred....................................................      --      (1,021)
                                                                ----      ------
                                                                $171      $1,260
                                                                ====      ======

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

9.  RELATED PARTY TRANSACTIONS

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    Total amounts incurred for the above services are as follows:

                                            PROGRAM      MARKETING      BUSINESS      EMPLOYEE
                                           MANAGEMENT     SERVICES     DEVELOPMENT    SERVICES
                                          ------------   ----------   -------------   ---------
1999...................................      $   --        $   --         $             $208
1998...................................      $2,823        $2,229         $662          $411

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

    Marubeni Corporation, the administrative agent for the financing provided under Tranche B, which was repaid in January 1998, is affiliated with Marubeni Telecom Development Limited, a Shareholder of the Company. Under the terms of the Agreement, Marubeni Corporation was entitled to certain arrangement and commitment fees. Fees incurred payable to Marubeni Corporation for the year ended December 31, 1998 was $58, respectively. At the end of the year, no amount were payable. Interest in relation to financing provided by Marubeni for the year ended December 31, 1998 was $1,953 of which $nil was payable at the end of the year.

10. COMMITMENTS AND CONTINGENCIES

    As of February 26, 1999, the Company was committed under the Contract for a final payment totaling $132,725. FLAG Limited is currently holding discussions with Tyco and KDD Submarine Cable

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    The Company has entered into lease agreements for the rental of office space. Estimated future minimum rental payments under the leases are for the period February 27, 1999 to December 31, 1999 and for the years ended December 2000, 2001, 2002 and 2003 and thereafter are as follows:

Remainder of 1999...........................................   $  963
2000........................................................      824
2001........................................................      537
2002........................................................      549
2003........................................................      549
Thereafter..................................................    2,910

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

                                  FLAG LIMITED

          FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

11. SUBSEQUENT EVENTS.

    On February 26, 1999, the Company was part of a reorganization whereby FLAG Telecom Holdings Limited, a Bermuda company, became the holding company for the FLAG Telecom group of companies. As a result of this reorganization, the Company became a majority-owned subsidiary of FLAG Telecom Holdings Limited.

                         FLAG TELECOM HOLDINGS LIMITED
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     INDEX

                                                                PAGE
                                                              --------
Condensed Balance Sheets as of December 31, 2000 and 1999...    F-45
Condensed Statements of Operations for the year ended
  December 31, 2000 and the period from incorporation to
  December 31, 1999.........................................    F-46
Condensed Statements of Comprehensive Income for the year
  ended December 31, 2000 and the period from incorporation
  to December 31, 1999......................................    F-47
Condensed Statements of Cash Flows for the year ended
  December 31, 2000 and the period from incorporation to
  December 31, 1999.........................................    F-48
Notes to the Condensed Financial Statements.................    F-49

                         FLAG TELECOM HOLDINGS LIMITED
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2000        1999
                                                              ----------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  893,574   $     --
  Due from equity method investments........................     331,646         11
  Prepaid expenses and other assets.........................       7,058         --
                                                              ----------   --------
                                                               1,232,278         11

Equity method investments...................................     347,903    298,534
Capitalized financing costs, net of accumulated amortization
  of $119 (1999--$Nil)......................................       1,713         --
                                                              ----------   --------
                                                              $1,581,894   $298,545
                                                              ==========   ========
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................          19         --
  Accrued liabilities.......................................      16,127         --
                                                              ----------   --------
                                                                  16,146         --
Long-term debt..............................................     558,141         --
                                                              ----------   --------
                                                                 574,287         --
                    SHAREHOLDERS' EQUITY
Common stock, $.0006 (1999--$.0001) par value, 300,000,000
  (1999--1,139,000) authorized and 134,061,920
  (1999--69,709,935) issued and outstanding.................          80         42
Additional paid-in capital..................................   1,112,173    323,136
Deferred stock compensation.................................      (2,058)    (9,288)
Accumulated other comprehensive income--foreign currency
  translation...............................................       2,364        141
Accumulated deficit.........................................    (104,952)   (15,486)
                                                              ----------   --------
                                                               1,007,607    298,545
                                                              ----------   --------
                                                              $1,581,894   $298,545
                                                              ==========   ========

    The accompanying notes are an integral part of these condensed financial statements

                         FLAG TELECOM HOLDINGS LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS
   FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM INCORPORATION TO
                               DECEMBER 31, 1999
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  2000           1999
                                                              ------------   ------------
EXPENSES:
  General and administrative, including non-cash stock
    compensation expense of $228 (1999--$492)...............         1,180            492
                                                              ------------   ------------
                                                                     1,180            492
                                                              ------------   ------------

OPERATING LOSS..............................................        (1,180)          (492)
LOSS FROM EQUITY METHOD INVESTMENTS.........................      (109,737)       (14,994)
INTEREST EXPENSE............................................       (51,184)            --
FOREIGN CURRENCY GAIN.......................................        17,014             --
INTEREST INCOME.............................................        55,621             --
                                                              ------------   ------------

LOSS BEFORE INCOME TAXES....................................       (89,466)       (15,486)
PROVISION FOR INCOME TAXES..................................            --             --
                                                              ------------   ------------
NET LOSS....................................................  $    (89,466)  $    (15,486)
                                                              ------------   ------------

Basic and diluted loss per common share.....................  $      (0.68)  $      (0.22)
                                                              ------------   ------------
Weighted average common shares outstanding..................   130,763,607     69,709,935
                                                              ============   ============

    The accompanying notes are an integral part of these condensed financial statements

                         FLAG TELECOM HOLDINGS LIMITED
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
   FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM INCORPORATION TO
                               DECEMBER 31, 1999
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2000       1999
                                                              --------   --------
NET LOSS....................................................  $(89,466)  $(15,486)
Foreign currency translation adjustment.....................     2,223        141
                                                              --------   --------
COMPREHENSIVE LOSS..........................................  $(87,243)  $(15,345)
                                                              ========   ========

    The accompanying notes are an integral part of these condensed financial statements.

                         FLAG TELECOM HOLDINGS LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS
   FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM INCORPORATION TO
                               DECEMBER 31, 1999
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                 2000        1999
                                                              ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (89,466)  $(15,486)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization of financing costs...........................         119         --
  Stock compensation........................................         228        492
  Equity method investments.................................     109,737     14,994
  Add (deduct) net changes in operating assets and
  liabilities:
    Due from affiliate......................................    (331,849)        --
    Prepaid expenses and other assets.......................      (7,058)        --
    Accounts payable and accrued liabilities................      16,146         --
                                                              ----------   --------
      Net cash used in operating activities.................    (302,143)        --
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs incurred....................................      (1,682)        --
Net proceeds from issuance of 11 5/8% Senior Notes..........     576,649         --
Proceeds from Initial Public Offering.......................     633,769         --
Proceeds from options exercised.............................         489         --
                                                              ----------   --------
      Net cash provided by/(used in) financing activities...   1,209,225         --
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from equity method investment......................      30,000         --
Capital contribution to equity method investment............     (25,000)        --
                                                              ----------   --------
      Net cash used in investing activities.................       5,000         --
                                                              ----------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     912,082         --
Effect of foreign currency movements........................     (18,508)        --
CASH AND CASH EQUIVALENTS, beginning of period..............          --         --
                                                              ----------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $  893,574         --
                                                              ==========   ========

    The accompanying notes are an integral part of these condensed financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM INCORPORATION TO
                               DECEMBER 31, 1999
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND ORGANIZATION

    FLAG Telecom Holdings Limited ("the Company" or "FLAG Telecom") was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies. On February 26, 1999, FLAG Telecom acquired approximately 66% of FLAG Limited by exchanging 69,709,935 shares of FLAG Limited common stock for the same number of shares of FLAG Telecom common stock. The minority shareholder of FLAG Limited exchanged its remaining shareholding in FLAG Limited for 36,256,121 shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom.

    FLAG Telecom is a global network services provider and independent carriers' carrier, providing an innovative range of products and services to the international carrier community, Application Service Providers ("ASPs") and Internet Service Providers ("ISPs") across a global network platform designed to support the next generation of Internet Protocol ("IP") over optical data networks.

2. LONG-TERM DEBT

    The Company's long-term debt comprises the following:

                                                                2000       1999
                                                              --------   --------
11 5/8% Senior Notes, due 2010, interest payable
  semi-annually, net of unamortized discount of $10,839.....  $558,141         --
                                                              --------   --------
                                                               558,141         --
                                                              ========   ========

    On March 17, 2000 the Company completed the issue of $300,000 and Euro 300.000 11 5/8% Senior Notes at par in the US and Europe, raising combined net proceeds of $576,649. The effective interest rates at December 31, 2000 were 16.3% on the Dollar Notes and 15.8% on the Euro Notes.

    The Credit Facilities and the indentures under which the Senior Notes were issued impose certain operating and financial restrictions on the respective borrowers / issuers. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay indebtedness (including the Senior Notes) prior to stated maturities, sell assets, make investments, engage in transactions with shareholders and affiliates, issue capital stock, create liens or engage in mergers or acquisitions. These restrictions could also limit the ability of the company to effect future financings, make needed capital expenditures, withstand a future downturn in its business or the economy in general, or otherwise conduct necessary corporate activities.

3. EQUITY METHOD INVESTMENTS

    A dividend received during 2000 from FLAG Limited of $30,000 is reflected within equity method investments in the accompanying balance sheet.

                         FLAG TELECOM HOLDINGS LIMITED
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                       ADDITIONS
                                                                -----------------------
                                                     BALANCE    CHARGED TO   CHARGED TO                BALANCE
                                                    BEGINNING   COSTS AND      OTHER                    END OF
                                                    OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
                                                    ---------   ----------   ----------   ----------   --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
1998--FLAG Limited................................   $9,054        1,445           --       (1,869)     $8,630
January 1 through February 26,
  1999--FLAG Limited..............................   $8,630           --           --           --       8,630
Incorporation through December 31, 1999...........   $8,630           --           --       (1,803)     $6,827
December 31, 2000.................................   $6,827          102           --       (1,640)     $5,289

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act 1934, FLAG Telecom Holdings Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on the 29th day of March, 2001.

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

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                  /s/ ANDRES BANDE
     -------------------------------------------       Chairman and Chief             March 29, 2001
                    Andres Bande                         Executive Officer

                /s/ EDWARD MCCORMACK
     -------------------------------------------       Chief Operating Officer and    March 29, 2001
                  Edward McCormack                       Director

                 /s/ LARRY BAUTISTA
     -------------------------------------------       Chief Financial Officer        March 29, 2001
                   Larry Bautista

                  /s/ STUART RUBIN
     -------------------------------------------       General Counsel and            March 29, 2001
                    Stuart Rubin                         Secretary

               /s/ MICHAEL FITZPATRICK
     -------------------------------------------       Director                       March 29, 2001
                 Michael Fitzpatrick

                 /s/ THOMAS BARTLETT
     -------------------------------------------       Director                       March 29, 2001
                   Thomas Bartlett

                   /s/ ADNAN OMAR
     -------------------------------------------       Director                       March 29, 2001
                     Adnan Omar

                /s/ ALFRED GIAMMARINO
     -------------------------------------------       Director                       March 29, 2001
                  Alfred Giammarino

              /s/ SOOPAKIJ CHEARAVANONT
     -------------------------------------------       Director                       March 29, 2001
                Soopakij Chearavanont

                /s/ UMBERTO SILVESTRI
     -------------------------------------------       Director                       March 29, 2001
                  Umberto Silvestri

              /s/ DAVID A. RIFFELMACHER
     -------------------------------------------       Director                       March 29, 2001
                David A. Riffelmacher