Form 10-Q
period 2001-03-31
FLAG TELECOM HOLDINGS LTD
filed 2001-05-15
CIK 1102752

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                +1-441-296-0909

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

                                Yes /X/  No / /

    134,124,421 common shares were outstanding as of May 1, 2001.

    The Exhibit Index, filed as a part of this report, appears on page 22.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FLAG TELECOM HOLDINGS LIMITED
                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                        --------
PART I    FINANCIAL INFORMATION.......................................         3

ITEM 1:   FINANCIAL STATEMENTS........................................         3
          1.A Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000.......................................         3
          1.B Consolidated Statements of Operations for the three
            months ended March 31, 2001 and 2000......................         4
          1.C Consolidated Statements of Comprehensive Income for the
            three months ended March 31, 2001 and 2000................         5
          1.D Consolidated Statements of Cash Flows for the three
            months ended March 31, 2001 and 2000......................         6
          1.E Notes to Consolidated Financial Statements..............         7

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................        13

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..        20

PART II   OTHER INFORMATION...........................................        22

ITEM 1:   LEGAL PROCEEDINGS...........................................        22
ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS...................        22
ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.............................        22
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        22
ITEM 5:   OTHER INFORMATION...........................................        22
ITEM 6:   EXHIBITS AND REPORTS FILED ON FORM 8-K......................        23

SIGNATURES............................................................        24

PART I

ITEM 1.A

                         FLAG TELECOM HOLDINGS LIMITED
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  MARCH 31, 2001      DECEMBER 31, 2000
                                                                   (UNAUDITED)            (AUDITED)
                                                                  --------------      -----------------
ASSETS:
  Current assets
    Cash and cash equivalents...............................        $  818,315           $  919,709
    Accounts receivable, net of allowance for doubtful
      accounts of $5,289 (2000--$5,289).....................            73,013              141,221
    Prepaid expenses and other assets.......................            30,994               23,591
                                                                    ----------           ----------
  Total current assets......................................           922,322            1,084,521
  Goodwill, net of accumulated amortization of $639
    (2000--$139)............................................            30,963               31,463
  Restricted cash...........................................           177,162              372,808
  Capitalized financing costs, net of accumulated
  amortization of $6,490 (2000--$5,783).....................            28,242               28,949
  Construction in progress..................................           779,903              514,875
  Other long term assets, net...............................            31,606               12,348
  Property and equipment, net...............................         1,015,142            1,033,800
                                                                    ----------           ----------
  Total Assets..............................................        $2,985,340           $3,078,764
                                                                    ==========           ==========

LIABILITIES:
  Current liabilities:
    Accrued construction costs..............................        $   21,138           $   49,138
    Accounts payable........................................            71,895              163,109
    Accrued liabilities.....................................            39,382               65,702
    Cross currency swaps....................................             1,434                   --
    Interest rate collars...................................             1,564                   --
    Deferred revenue........................................            50,893               51,597
    Income taxes payable....................................             5,312                4,479
                                                                    ----------           ----------
      Total current liabilities.............................           191,618              334,025
  Senior notes, due 2010/2008, net of unamortized discount
    of $14,536 (2000--$14,978)..............................           979,074              984,002
  Long-term debt............................................           135,000              155,000
  Cross currency swap.......................................             8,376                   --
  Deferred revenue and other................................           703,187              594,759
  Deferred taxes............................................             3,320                3,371
                                                                    ----------           ----------
  Total Liabilities.........................................         2,020,575            2,071,157
                                                                    ----------           ----------

SHAREHOLDERS' EQUITY:
  Common stock, $.0006 par value, 300,000,000 authorized and
    134,093,171 (2000--134,061,920) outstanding.............                80                   80
  Additional paid-in capital................................         1,112,569            1,112,173
  Deferred stock compensation...............................            (1,401)              (2,058)
  Accumulated other comprehensive (loss)/income.............            (2,009)               2,364
  Accumulated deficit.......................................          (144,474)            (104,952)
                                                                    ----------           ----------
  Total shareholders' equity................................           964,765            1,007,607
                                                                    ----------           ----------
  Total liabilities and shareholders' equity................        $2,985,340           $3,078,764
                                                                    ==========           ==========

PART I

ITEM 1.B

                         FLAG TELECOM HOLDINGS LIMITED
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2001          2000
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------

REVENUES:...................................................       29,016        19,186

EXPENSES:
  Operations and maintenance cost (including non-cash stock
    compensation expense of $151, (2000--$831)).............        7,592         8,066
  Network expenses..........................................        7,710         1,278
  Sales and marketing (including non-cash stock compensation
    expense of $113, (2000--$481))..........................        3,255         3,809
  General and administrative (including non-cash stock
    compensation expense of $393, (2000--$1,910))...........        9,253         8,558
  Depreciation and amortization.............................       20,437        20,108
                                                              -----------   -----------
                                                                   48,247        41,819
                                                              -----------   -----------
OPERATING LOSS..............................................      (19,231)      (22,633)
INCOME FROM INVESTMENT IN FLAG ATLANTIC LIMITED.............           --           606
INTEREST EXPENSE............................................      (31,042)      (15,689)
FOREIGN CURRENCY LOSS.......................................       (6,951)           --
INTEREST INCOME.............................................       20,252         7,066
                                                              -----------   -----------
LOSS BEFORE INCOME TAXES....................................      (36,972)      (30,650)
PROVISION FOR INCOME TAXES..................................        1,259           433
                                                              -----------   -----------
NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF SFAS No.
  133.......................................................      (38,231)      (31,083)
CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133...............       (1,291)           --
                                                              -----------   -----------
NET LOSS....................................................  $   (39,522)  $   (31,083)
                                                              ===========   ===========

Basic and diluted net loss per common share before
  cumulative effect of adoption of SFAS No. 133.............  $     (0.29)  $     (0.26)
Cumulative effect of adoption of SFAS No. 133...............  $     (0.01)  $        --
                                                              -----------   -----------
Basic and diluted net loss per share........................  $     (0.30)  $     (0.26)
                                                              -----------   -----------
Weighted average common shares outstanding..................  134,093,171   121,330,891
                                                              -----------   -----------

PART I

ITEM 1.C

                         FLAG TELECOM HOLDINGS LIMITED
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2001          2000
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
NET LOSS....................................................    (39,522)      (31,083)

Foreign currency translation................................     (2,809)           72

Loss on derivatives--effect of adoption of SFAS No. 133.....       (526)           --

Loss on derivatives--change in fair value...................     (1,038)           --
                                                                -------       -------

COMPREHENSIVE LOSS..........................................    (43,895)      (31,011)
                                                                =======       =======

PART I

ITEM 1.D

                         FLAG TELECOM HOLDINGS LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                               MARCH 31,     MARCH 31,
                                                                 2001          2000
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (39,522)   $  (31,083)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Cumulative effect of adoption of SFAS No.133............       1,291            --
    Amortization of financing costs.........................         707           497
    Provision for doubtful accounts.........................          --          (996)
    Senior debt discount....................................         442           197
    Non-cash stock compensation.............................         658         3,223
    Depreciation and amortization...........................      20,436        20,108
    Deferred taxes..........................................         (51)           42
    Add (deduct) net changes in assets and liabilities:
      Accounts receivable...................................      68,185         5,182
      Prepaid expenses and other assets.....................     (35,939)       (7,613)
      Accounts payable and accrued liabilities..............     (30,016)      (12,034)
      Income taxes payable..................................         833           (13)
      Deferred revenue and other............................     107,724        45,633
                                                               ---------    ----------
        Net cash provided by operating activities...........      94,748        23,143
                                                               ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Financing costs incurred................................          --        (2,537)
    Net proceeds from issuance of 11 5/8% senior notes......          --       576,649
    Repayment of long-term debt.............................     (20,000)      (40,000)
    Capital contributions--Initial Public Offering..........          --       633,769
    Capital contributions--Options exercised................         396            --
    Decrease/(increase) in restricted cash..................     195,634      (102,878)
                                                               ---------    ----------
        Net cash provided by financing activities...........     176,030     1,065,003
                                                               ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for construction..............................    (355,080)       (2,344)
    Investment in FLAG Atlantic.............................          --        (1,232)
    Investment in property and equipment....................     (19,005)         (855)
                                                               ---------    ----------
        Net cash used in investing activities...............    (374,085)       (4,431)
                                                               ---------    ----------
NET (DECREASE)/INCREASE IN CASH.............................    (103,307)    1,083,715
    Effect of foreign currency movements....................       1,913             1
CASH, beginning of period...................................     919,709         3,191
                                                               ---------    ----------
CASH, end of period.........................................   $ 818,315    $1,086,907
                                                               ---------    ----------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
    Increase in construction in progress....................   $ 327,080    $       --
    Decrease in accrued construction costs..................      28,000         2,344
                                                               ---------    ----------
    Cash paid for construction in progress..................   $ 355,080    $    2,344
                                                               =========    ==========
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest expense for period.............................   $  31,042    $   15,689
    Amortization of financing costs.........................      (1,149)         (695)
    (Increase)/decrease in accrued interest payable.........     (26,366)        8,869
                                                               ---------    ----------
    Interest paid...........................................   $   3,527    $   23,863
                                                               =========    ==========
    Interest capitalized....................................   $   2,955    $       --
                                                               =========    ==========
    Taxes paid..............................................   $     193    $      357
                                                               =========    ==========

PART I

ITEM 1.E

                         FLAG TELECOM HOLDINGS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF MARCH 31, 2001 AND 2000

1. BACKGROUND AND ORGANIZATION

    FLAG Telecom Holdings Limited ("the Company" or "FLAG Telecom") was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies (the "Group"). On February 26, 1999, FLAG Telecom acquired approximately 66% of FLAG Limited by exchanging 69,709,935 shares of FLAG Telecom common stock for the equivalent number of shares of FLAG Limited common stock. The minority shareholder of FLAG Limited exchanged its remaining holding in FLAG Limited for 36,256,121 shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalization such that no goodwill arises and assets and liabilities are reflected at carryover basis.

    FLAG Telecom a global network services provider and independent carriers' carrier, providing a range of products and services to the international carrier-community, Application Service Providers ("ASPs") and Internet Service Providers ("ISPs") across a global network platform. Leveraging this network, FLAG Telecom's Network Services business markets a range of managed bandwidth and value-added services targeted at carriers, ISPs, ASPs and Multinational Corporations ("MNCs") worldwide.

    During the first quarter of 2001, FLAG Telecom had the following cable systems in operation or under development: FLAG Europe-Asia ("FEA"), a cable which stretches from the UK to Japan and which entered commercial service in November 1997; FLAG Atlantic-1 ("FA-1"), the world's first dual transoceanic terabit cable system, which is scheduled to enter service in the second quarter of 2001; FLAG North Asian Loop ("FNAL"), the multi-terabit intra-Asia submarine cable system scheduled to enter service during the second quarter of 2001 with the full loop due to be complete during 2002; and FLAG Pacific-1 ("FP-1"), scheduled to enter service in the second quarter of 2002. Additionally, FLAG Telecom has entered into an agreement to collaborate in the development and use of Verizon Communications' recently announced city-to-city European backbone network providing connectivity to major European business centres.

    By 2003, FLAG Telecom aims to have an operational network of approximately 100,000 route kilometers offering city-to-city connectivity between the world's major business centers. Currently our own fiber network has operational landing stations in 13 countries. In addition, there are eight city Points of Presence ("PoPs") located in San Francisco, New York, London, Madrid, Cairo, Hong Kong, Seoul and Tokyo, with plans to selectively establish additional PoPs in major business cities worldwide during 2001.

    Our FLAG Network Services ("FNS") business, launched in 1999, develops and markets a broad range of products and services aimed at both established and emerging communications companies. FLAG Telecom currently offers traditional capacity products as well as Managed Bandwidth Services ("MBS"), Internet Protocol ("IP") Transit Services ("IP-T") and IP Point-to-Point Services ("IP-P"). FLAG Telecom intends to develop a comprehensive range of IP-based products, including Voice-over-IP and IP Virtual Private Networks ("IPVPN") and to evaluate opportunities in co-location, caching and web hosting services.

                         FLAG TELECOM HOLDINGS LIMITED

                         AS OF MARCH 31, 2001 AND 2000

2. BASIS OF PREPARATION

    The accompanying condensed consolidated financial statements presented herein have been prepared on the basis of U.S. generally accepted accounting principles ("US GAAP") and include the accounts and balances of FLAG Telecom and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and March 31, 2000, the balance sheets as of March 31, 2001 and December 31, 2000, and the cash flows for the three months ended March 31, 2001 and March 31, 2000. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year. Investments in which FLAG Telecom has an investment of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method. At March 31, 2001 and December 31, 2000, there were no equity method investments held by FLAG Telecom.

3. SIGNIFICANT ACCOUNTING POLICIES

3.1 REVENUE RECOGNITION

CAPACITY

    Capacity contracts are accounted for as leases. Capacity contracts that do not qualify for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. In compliance with FASB Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66," capacity contracts are deemed not to be sales of real estate and, therefore, are not accounted for as sales-type leases. The Group has recorded only operating leases for capacity transactions for the periods presented.

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

OPERATIONS AND MAINTENANCE

    Standby maintenance charges are invoiced separately from capacity sales. Revenues relating to standby maintenance are recognized over the period the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance applicable to future periods.

NETWORK REVENUES

    Network revenues are revenues derived from the sale of managed bandwidth leases and IP services. Revenue associated with short-term leased capacity is recognised as operating lease revenue

                         FLAG TELECOM HOLDINGS LIMITED

                         AS OF MARCH 31, 2001 AND 2000

unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, there were no sales-type leases recorded.

    Revenue from project management services is recognized on a percentage completion basis as costs are incurred on the project.

3.2 DIRECT COSTS RELATED TO REVENUE

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

3.3 CONSTRUCTION IN PROGRESS

    Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing rights, costs for the route surveys, indirect costs associated with cable systems and PoPs, long-term capacity lease purchases, and other costs necessary for developing the network. Construction in progress is transferred to property and equipment when placed into service.

3.4 PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is taken on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment....................................  3 years
Fixtures and fittings.................................  5 years
Leasehold improvements................................  remaining lease term
Motor vehicles........................................  5 years
Network assets:
  Cable systems.......................................  15 years
  PoPs................................................  7 years
  Transmission and other assets.......................  5 years

    The estimated useful lives of network assets are determined based on the estimated period over which they will generate revenue.

3.5 IMPAIRMENT OF LONG LIVED ASSETS

    The Group periodically reviews events and changes in circumstances to determine whether the recoverability of the carrying value of long lived assets should be reassessed. Should events or

                         FLAG TELECOM HOLDINGS LIMITED

                         AS OF MARCH 31, 2001 AND 2000

circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the fair value and the carrying value of long lived assets would be recognized by the Group.

3.6 NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month periods ended March 31, 2001 and March 31, 2000 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as they would be antidilutive in periods in which a loss has been reported. The aggregate number of potential common share equivalents that have been excluded from the diluted net loss per share calculation was 7,117,914 and 1,747,991 for the three month periods ended March 31, 2001 and 2000, respectively, and related entirely to stock options.

3.7 RESTRICTED CASH

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as long term restricted cash.

4. BUSINESS ACQUISITIONS

    On December 6, 2000, FLAG Telecom acquired the remaining 50% equity interest in FLAG Atlantic Limited ("FLAG Atlantic") it did not already own from Global TeleSystems Group, Inc. ("GTS") for a cash consideration of $135 million. Until that time, FLAG Atlantic was the 50/50 joint venture building FA-1. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities assumed were recorded at fair value as of the date of acquisition. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The initial purchase price allocation was based on current estimates. The Group will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate.

    The following unaudited pro forma condensed combined financial information of the Group demonstrates the results of operations had the acquisition been completed at the beginning of the prior period presented.

                                                               MARCH 31,
                                                                 2000
                                                              (UNAUDITED)
($000'S)                                                      -----------
Revenue.....................................................     18,584
Net loss....................................................    (30,477)
Basic and diluted loss per share............................      (0.25)

5. SEGMENT INFORMATION

    On a segmental basis, FLAG Telecom reports its results in its two primary business segments: (1) Capacity and Operations, and (2) FNS. These two segments are managed and evaluated separately

                         FLAG TELECOM HOLDINGS LIMITED

                         AS OF MARCH 31, 2001 AND 2000

because each segment possesses different economic characteristics requiring different marketing strategies.

    The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. Management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are directly attributable to that segment.

    Details of the financial results of the two business segments for the three months ended March 31, 2001 and March 31, 2000, are summarized below and reconciled to the totals for the Group as a whole.

    The following table presents selected items for the three months ended March 31, 2001 and March 31, 2000, by segment as follows:

                                           MARCH 31, 2001                            MARCH 31, 2000
                                             (UNAUDITED)                               (UNAUDITED)
($000'S)                       ---------------------------------------   ---------------------------------------
                               CAPACITY AND    NETWORK    CONSOLIDATED   CAPACITY AND    NETWORK    CONSOLIDATED
SELECTED ITEMS                  OPERATIONS    SERVICES       TOTAL        OPERATIONS    SERVICES       TOTAL
--------------                 ------------   ---------   ------------   ------------   ---------   ------------
Revenue.....................        20,415       8,601         29,016         17,167      2,019          19,186
Operation expenses..........        35,835      12,412         48,247         38,454      3,365          41,819
                                 ---------     -------      ---------      ---------     ------       ---------
Operating loss..............       (15,420)     (3,811)       (19,231)       (21,287)    (1,346)        (22,633)
                                 ---------     -------      ---------      ---------     ------       ---------
Segmental assets............     1,006,254     788,791      1,795,045      1,053,908        857       1,054,765
                                 ---------     -------                     ---------     ------
Common assets...............                                1,190,295                                 1,444,823
                                                            ---------                                 ---------
Total assets................                                2,985,340                                 2,499,588
                                                            ---------                                 ---------

Cash revenues...............       128,139       8,601        136,740         62,800      2,019          64,819
                                 ---------     -------      ---------      ---------     ------       ---------
Adjusted EBITDA.............       112,706      (3,118)       109,588         47,397     (1,066)         46,331
                                 ---------     -------      ---------      ---------     ------       ---------

    Cash revenues and adjusted EBITDA are additional measures reported to and used by the Group's chief operating decision makers for purposes of making decisions about allocating resources to the segments and assessing their performance. Cash revenues are defined as revenues adjusted for changes in deferred revenues. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation charges, and adjusted for changes in deferred revenues.

    No individual customer accounted for greater than 10% of revenues.

    The revenue generated by geographic location of customers is as follows:

                                                         MARCH 31,     MARCH 31,
                                                           2001          2000
                                                        (UNAUDITED)   (UNAUDITED)
($000'S)                                                -----------   -----------
REVENUE:
North America.........................................      5,704         3,334
Europe................................................     10,653         7,696
Middle East...........................................      4,745         2,217
Asia..................................................      7,914         5,939
                                                           ------        ------
Consolidated Revenue..................................     29,016        19,186
                                                           ------        ------

                         FLAG TELECOM HOLDINGS LIMITED

                         AS OF MARCH 31, 2001 AND 2000

6. ADOPTION OF STATEMENT OF ACCOUNTING STANDARDS NO. 133

    Effective January 1, 2001, the Group adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    The following effects were recorded in the accompanying condensed consolidated financial statements as a result of the adoption of SFAS No. 133:

    - The Group's interest rate collars are accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133 their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income.

    - The Group's cross currency swap held at January 1, 2001 was not designated as an accounting hedge; consequently, upon adoption of SFAS No. 133 the swap was recorded in the balance sheet at fair value, and the Group's underlying economically hedged Euro-denominated debt was recorded at current foreign currency rates. The resulting adjustment of $1,291 was recorded as the cumulative effect of adoption of SFAS No. 133.

    Subsequent to adoption of SFAS No. 133 during the first quarter of 2001, the Group entered into additional cross currency swaps which were not designated as accounting hedges. These swaps are recorded at their fair values, with a loss of $1,038 recorded in current period earnings.

    The Group will enter into derivative financial instruments as appropriate to minimize its exposure to currency, interest rate or other market risks. We do not utilize derivative financial instruments for trading or other speculative purposes.

PART I

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements made in this report on Form 10-Q are as of the date of filing with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elesewhere in this report and in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

QUARTER ENDED MARCH 31, 2001 COMPARED WITH THE QUARTER ENDED MARCH 31, 2000 RESULTS OF OPERATIONS

    The following items will also be considered in our discussion and analysis:

                                                           MARCH 31,   MARCH 31,
                                                             2001        2000
                                                           ---------   ---------
(EXPRESSED IN THOUSANDS OF DOLLARS)
EBITDA (1)...............................................     1,206     (2,525)
Adjusted EBITDA (2)......................................   109,588     46,331
Cash Revenues (3)........................................   136,740     64,819

------------------------

(1) EBITDA is operating income / (loss) plus depreciation and amortization. It is presented because we believe it is used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under US GAAP.

(2) Adjusted EBITDA is operating income / (loss) plus the following non-cash items: depreciation and amortization, non-cash stock compensation and changes in deferred revenues.

(3) Cash revenues are accounting revenues plus changes in deferred revenues.

REVENUES

    Total revenue for the quarter ended March 31, 2001 increased 51% to $29.0 million as compared to $19.2 million for the quarter ended March 31, 2000. This increase is primarily due to the increase in revenues of our FNS business.

    Revenue recognized from the sale of capacity increased by 4% to $8.1 million for the quarter ended March 31, 2001, as compared to $7.8 million for the quarter ended March 31, 2000. Capacity revenues during the quarter were derived primarily from the FEA cable system.

    Revenue recognized from operations and maintenance increased by 31% to $12.3 million for the quarter ended March 31, 2001, as compared to $9.4 million for the quarter ended March 31, 2000. This increase was driven by increased cumulative sales and activated capacity on the FLAG Telecom network.

    Revenue recognized from FNS increased by 330% to $8.6 million for the quarter ended March 31, 2001, as compared to $2.0 million for the quarter ended March 31, 2000, reflecting the continued growth in customers for the growing range of products and services offered by this business segment.

OPERATING EXPENSES

    During the quarter ended March 31, 2001, network expenses increased to $7.7 million, as compared to $1.3 million for the quarter ended March 31, 2000. These costs relate primarily to local backhaul, connection and associated network procurement costs. This increase is primarily due to increased third party costs incurred to support the growth in FNS products and services and the growth of the network.

    During the quarter ended March 31, 2001, operations and maintenance costs decreased by 6% to $7.6 million, as compared to $8.1 million for the quarter ended March 31, 2000. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. Our agreements with the third party providers of operations and maintenance services allow for activity based variations in our expense which are reflected in the reduction in this expense for the quarter.

    During the quarter ended March 31, 2001, sales and marketing costs decreased by 13% to $3.3 million, as compared to $3.8 million for the quarter ended
March 31, 2000. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. This decrease is due to the inclusion of non-recurring commission costs incurred in the first quarter of 2000.

    During the quarter ended March 31, 2001, general and administrative expenses increased by 8% to $9.3 million, as compared to $8.6 million for the quarter ended March 31, 2000. This is comprised principally of increased personnel and related costs and increased general overheads required to support the growth across our business segments.

    For the quarter ended March 31, 2001, the Company recorded $20.4 million in respect of depreciation compared to $20.1 million for the quarter ended
March 31, 2000.

    Costs for the quarter ended March 31, 2001 include charges for non-cash stock compensation expense of $0.7 million in respect of certain awards under our long-term incentive plan. These charges are required under US GAAP and have no effect on our cash flows.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings for the quarter ended March 31, 2001 were $31.0 million compared to $15.7 million during the quarter ended March 31, 2000. The increase in interest expense of $15.3 million is attributable to additional borrowings obtained. See also "Liquidity and Capital Resources."

    The foreign exchange loss of $7.0 million arises from the translation of the Euro denominated cash balances giving rise to a charge of $3.8 million and the impact of the application of SFAS No. 133 giving rise to a charge of $3.2m.

    Interest income of $20.3 million was earned during the quarter ended
March 31, 2001, compared to $7.1 million earned during the quarter ended
March 31, 2000. The interest income was earned on cash balances, short term investments and restricted cash held by a collateral trustee or in escrow arising from ongoing business operations. These amounts have increased significantly due to proceeds received from our IPO and further borrowings, including the issuance of our Senior Notes, which are currently held on deposit.

PROVISION FOR TAXES

    The provision for taxes was $1.3 million for the quarter ended March 31, 2001 compared to $0.4 million for the quarter ended March 31, 2000. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

CUMULATIVE EFFECT OF ADOPTION OF SFAS NO. 133

    For the quarter ended March 31, 2001, the Company recorded $1.3 million as the cumulative effect of adoption of SFAS No. 133. See also Note 6. "Adoption of SFAS No. 133" in the "Notes to consolidated financial statements" section.

NET LOSS AND LOSS PER COMMON SHARE

    For the quarter ended March 31, 2001, the Company recorded a net loss of $39.5 million compared to a net loss of $31.1 million for the quarter ended March 31, 2000.

    Basic and diluted loss per common share was $0.30 for the quarter ended March 31, 2001 compared to basic and diluted loss per common share of $0.26 for the quarter ended March 31, 2000.

EBITDA

    We achieved EBITDA of $1.2 million for the quarter ended March 31, 2001, as compared to negative $2.5 million for the quarter ended March 31, 2000. This move to positive EBITDA is principally driven by the 51% increase in our revenues.

ADJUSTED EBITDA

    During the quarter ended March 31, 2001 our adjusted EBITDA increased by 137% to $109.6 million, as compared to $46.3 million for the quarter ended
March 31, 2000. This increase is due to the increase in our cash revenues on the various cable systems, including presales on systems under construction.

CASH REVENUES

    Our cash revenues for the quarter ended March 31, 2001 increased by 111% to $136.7 million, as compared to $64.8 million for the quarter ended March 31, 2000. This increase is principally due to sales of capacity (including presales) on our FA-1, FNAL, and FEA cable systems in addition to the increased revenues achieved by our FNS business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Group's operations and ability to grow may be affected by risks and uncertainties which could cause actual results to differ materially from those currently anticipated including, without limitation:

the Group's ability to achieve revenues from products and services that are in the early stages of development or operation, the Group's completion of FA-1, FP-1 and FNAL within budget and on time, the potential for refunding deferred revenue should ready for service dates not be achieved, the Group's substantial indebtedness that could impair our ability to raise or generate required capital and limit our operating flexibility, the Group's ability to deploy sophisticated technologies on a global basis, the Group's ability to upgrade and expand its network and respond to customer demands and industry changes, regulatory enactments and changes, competition and pricing pressure, rapid technological change, adverse foreign economic or political events and other factors that are discussed in the Group's Registration Statements and subsequent periodic filings with the SEC.

    Without limiting the generality of the foregoing, we note in particular the following factors that may affect future results. While the FA-1 project remains on schedule for completion early in the second half of 2001, the initial RFS date is approximately two months behind our original schedule. Any such delay in the completion of this or any other part of the FLAG Telecom network would have the effect of delaying the recognition of revenues. Additionally, any delays in the completion of the network would slow our ability to migrate customer traffic onto our own network from third party suppliers who are currently providing capacity to us on a temporary basis. Until such migration is completed we continue to be reliant upon the performance of our third party suppliers and any failure in their performance would have the affect of delaying the receipt of revenue from our customers and increasing costs.

    We also note that continuing global economic challenges, the general slowing in the global telecommunications market and capital market constraints are currently affecting our customers' capital spending plans. Any worsening or prolongment of these circumstances may affect our future results.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date through a combination of presale proceeds, equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of our IPO.

    On February 16, 2000 we sold 27,964,000 common shares at $24 per share in our IPO. We received $633.7 million in net proceeds from that offering. On March 17, 2000 we completed our sale of 11 5/8% Senior Notes in the US and Europe, raising net proceeds of $576.6 million.

    On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($73 million of which remained outstanding at March 31, 2001 and $93 million of which was outstanding at December 31, 2000) and a $10 million revolving credit facility (none of which was outstanding at March 31, 2001 or December 31, 2000). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bear interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes of FLAG Limited. The current interest rate is 200 basis points over LIBOR. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

    At the end of March 1998, FLAG Limited entered into two interest rate swap agreements to manage our exposure to interest rate fluctuations on FLAG Limited's credit facilities. Under the swap agreements, we paid a fixed rate of 5.6% on a notional amount of $60 million and a fixed rate of 5.79% on a notional amount of $100 million and the swap counterparty paid the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminated in July 2000. In August 2000 FLAG Limited entered into an interest rate collar transaction for an initial notional amount of $60 million, reducing in increments to $20 million in the final quarter of 2000. The transaction terminates on April 30, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of

5.85%. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    On December 20, 2000, we entered into a cross currency swap to hedge the foreign exchange exposure of our EURO 300 million 11 5/8% Senior Notes. Under the swap agreement we exchanged E300 million for $268.98 million. On June 20, 2002, we will exchange back the $268.98 million for E300 million. At the end of 2000, this transaction was accounted for as a hedge under US GAAP, pre-adoption of SFAS No. 133.

    On January 1, 2001, the Group adopted SFAS No. 133 in its entirety, applying the necessary accounting treatment for all derivative financial instruments held within the Group. See Note 6 "Adoption of Statement of Financial Accounting Standard No. 133".

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

    FLAG Atlantic has a $575 million construction/term loan facility (of which $62 million was outstanding at March 31, 2001 and December 31, 2000) and a $25 million revolving credit facility (none of which was outstanding at March 31, 2001 or December 31, 2000). These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. FLAG Atlantic has elected, over the course of the construction contract for FA-1, to cancel $134.175 million of the un-drawn construction/term loan facility as a result of capacity pre-sales over and above the anticipated pre-sale targets. Commitment fees accrue on the undrawn balance of the loans at between
37.5 basis points and 75 basis points.

    FLAG Atlantic's bank facility is secured by an assignment of all of FLAG Atlantic's assets and a pledge of all of the stock in FLAG Atlantic.

    On December 6, 2000 we completed the purchase from GTS of its interest in FLAG Atlantic. FLAG Atlantic has now become a wholly-owned subsidiary of FLAG Telecom from the acquisition date. Under the terms of the agreement, GTS receives $135 million in cash from FLAG Telecom, and FLAG Telecom assumed FLAG Atlantic's cash of $265.8 million at December 31, 2000, which was restricted to use for FA-1 purposes only, along with all other remaining assets and liabilities of FLAG Atlantic. The transaction was accounted for under the purchase method of accounting and, accordingly, the excess of the assets acquired and liabilities assumed has been recorded as goodwill. The initial purchase price allocation is based on current estimates. The Company will make final purchase price allocations based upon the final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Funding arrangements for the project, including all presale commitments are unaffected.

    On January 9, 2001, FLAG Telecom entered into an agreement with Level 3 Communications, Inc. for the development of a multi-terabit intra-Asian submarine cable system, FNAL. We expect to fund the costs of the system through a combination of cash on hand and presales but may consider the possibility of debt financing.

    On April 5, 2001, FLAG Telecom entered into an agreement to collaborate in the development and use of Verizon Communications' recently announced city-to-city European backbone network. We expect to fund our commitments under this agreement from our existing resources.

    On April 17, 2001, FLAG Telecom agreed in principle to develop our previously announced transpacific system under a joint development arrangement with TyCom Ltd. Under this agreement we will own and manage this 24,100 km system with TyCom Ltd. selected as the main contractor. We expect to fund the costs required to complete the project from some of the proceeds from our IPO, the proceeds from our 11 5/8% Senior Notes offering, other debt financings and pre-sales.

    In the event that access to debt capital markets for such types of projects becomes restricted, we would not be able to fund the buildout of our network as currently planned and may therefore seek alternative funding sources or reconsider progressing with the projects in their current form.

    As of March 31, 2001, the Group had net current assets of $730.7 million compared to net current assets of $750.5 million, at December 31, 2000.

    Total cash provided by operating activities was $94.7 million and that used in investing activities was $374.1 million, during the three months ended
March 31, 2001. At March 31, 2001, total cash had decreased to $995.5 million from $1,292.5 million at December 31, 2000, primarily as a result of paying
$130 million to GTS and further payments on the construction of the FLAG Telecom network.

    Total cash provided by operating activities was $23.1 million and that used in investing activities was $4.4 million, during the three months ended
March 31, 2000.

ASSETS

    One of our primary assets is the current net book value of the FLAG Telecom network including construction in progress recorded in property and equipment totaling $1,783.7 million at March 31, 2001, compared to $1,538.0 million at December 31, 2000.

    As a result of extending our range of products and services, we expect the greater part of our future revenue to be under agreements that will be accounted for as operating leases or service contracts and will require us to recognize revenues over the relevant terms of the agreements. We therefore reclassified the remaining cost of the FLAG Telecom network from capacity available for sale to fixed assets in the first quarter of 2000. This cost will be depreciated over the remaining estimated economic life of each asset.

    The capitalised costs incurred in the construction of the various FLAG Telecom cable systems under construction have been included in Construction in Progress. These are comprised of FA-1, $627.8 million, and other, $152.1 million, as of March 31, 2001, compared with FA-1, $461.7 million, FNAL, $36 million and FP-1, $17.2 million, as of December 31, 2000.

    Our other property and equipment consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $11.3 million and $10.7 million as of March 31, 2001 and December 31, 2000, respectively.

ACCOUNTS RECEIVABLE

    The accounts receivable balance at March 31, 2001 of $73.0 million includes $24.8 million relating to sales contracts payable in accordance with agreed payment schedules over periods up to one year and due for payment on normal payment terms on invoicing. The comparable figure at December 31, 2000 was $50.6 million.

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

PART I

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RISK.

    We are exposed to a degree of foreign currency risk in our international operations. The value of the liability of the EURO 300 million of 11 5/8% Senior Notes, as expressed in U.S. dollars on our Balance Sheet, is dependent on the U.S. dollar/Euro exchange rate at each balance sheet date. The change in this liability over a period is reflected in our Income Statement in accordance with US GAAP.

    We have entered into a cross currency swap agreement to hedge the effect of changes in the exchange rate. The hedge is for a period of 18 months, after which time we will review the exposure again and may enter into further hedge transactions if considered appropriate.

    Other than this, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. We invoice some FNS products in local currencies. Some contracts with suppliers of services to our FNS business are payable in currencies other than U.S. dollars. Some vendor contracts for the provision to the FEA cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. Management believes that these exposures are not material to our financial position. Whenever deemed appropriate, we may hedge our exposure to foreign currency movements.

    The impact of the introduction of the Euro is discussed in Part I, Item 2 in the "Liquidity and Capital Resources" section.

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

SENIOR NOTES AS OF MARCH 31, 2001

                                                                                   CURRENCY       CURRENCY
                                                                                 AND PRINCIPAL    AND FAIR
           TYPE OF                PRINCIPAL      MATURITY         INTEREST          AMOUNT         VALUE
         INSTRUMENT             PAYMENTS DUE       DATE             RATE           (MILLION)     (MILLION)
-----------------------------   -------------   -----------   ----------------   -------------   ----------
11 5/8% Senior Notes.........   Semi-annually   March 2010      Fixed 11 5/8%       $300.0         $240.0
11 5/8% Senior Notes.........   Semi-annually   March 2010      Fixed 11 5/8%       E300.0         E231.0


                                           FLAG
           TYPE OF                        OPTION
         INSTRUMENT                      TO REDEEM
-----------------------------  -----------------------------
11 5/8% Senior Notes.........    Any time after March 2005
11 5/8% Senior Notes.........    Any time after March 2005

DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 2001

                                                                                                   NOTIONAL
          TYPE OF                PAYMENTS        MATURITY            RATE             RATE          AMOUNT
         INSTRUMENT                 DUE            DATE            PAYABLE         RECEIVABLE     ($ MILLION)
----------------------------   -------------   -------------   ----------------   -------------   -----------
Cross Currency Swap.........   Semi-annually   June 20, 2002        1.265%              Nil         $268.98
                                                                                                     E300.0


          TYPE OF                      FAIR VALUE
         INSTRUMENT                   ($ MILLION)
----------------------------  ----------------------------
Cross Currency Swap.........             (8.4)

LONG-TERM DEBT AS OF MARCH 31, 2001

                                                                                  PRINCIPAL
                          PRINCIPAL                                                AMOUNT
       TYPE OF            PAYMENTS        MATURITY                                   ($        FAIR VALUE             FLAG
      INSTRUMENT             DUE            DATE            INTEREST RATE         MILLION)     ($ MILLION)      OPTION TO REDEEM
----------------------  -------------   -------------   ----------------------   -----------   -----------   ----------------------
8 1/4% Senior Notes...  Semi-annually    January 2008        Fixed 8 1/4%             430.0       387.0          Any time after
                                                                                                                  January 2003
FLAG Limited credit       Quarterly      January 2006    Floating LIBOR + 150            73          73           At any time
  facility............                                   to 250 basis points

FOREIGN CURRENCY DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 2001

                                                                                                      NOTIONAL
              TYPE OF                  PAYMENTS        MATURITY           RATE            RATE         AMOUNT      FAIR VALUE
            INSTRUMENT                    DUE            DATE            PAYABLE       RECEIVABLE    ($ MILLION)   ($ MILLION)
-----------------------------------  -------------   -------------   ---------------   -----------   -----------   -----------
LIBOR Collar.......................    Quarterly      April 2002      Floor at 5.85%    Cap at 8 %       60.0          (0.3)
Forward Contracts..................     Various         Various                                                        (1.4)

    The three-month LIBOR rate at March 31, 2001 was 4.87875%.

LONG-TERM DEBT AS OF MARCH 31, 2001

                           PRINCIPAL                                                PRINCIPAL
        TYPE OF            PAYMENTS        MATURITY                                  AMOUNT      FAIR VALUE
      INSTRUMENT              DUE            DATE             INTEREST RATE        ($ MILLION)   ($ MILLION)
-----------------------  -------------   -------------   -----------------------   -----------   -----------
FLAG Atlantic Limited      Quarterly      April 2007     Floating LIBOR + 125 to           62          62
  credit facility......                                     300 basis points


        TYPE OF                   FLAG
      INSTRUMENT            OPTION TO REDEEM
-----------------------  -----------------------
FLAG Atlantic Limited          At any time
  credit facility......

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 2001

                                                                                                         NOTIONAL
              TYPE OF                  PAYMENTS          MATURITY             RATE           RATE         AMOUNT      FAIR VALUE
            INSTRUMENT                    DUE              DATE             PAYABLE       RECEIVABLE    ($ MILLION)   ($ MILLION)
-----------------------------------  -------------   -----------------   --------------   -----------   -----------   -----------
LIBOR Collar.......................    Quarterly       November 2001     Floor at 6.27%    Cap at 7 %      106.0          (1.2)

PART II

ITEM 1. LEGAL PROCEEDINGS

    We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Not applicable.

    (d) Proceeds to us from our IPO, which closed on February 16, 2000, after deduction of underwriting discounts and commissions of approximately $33.6 million and offering expenses of approximately $3.8 million, totaled approximately $633.7 million. Of the $633.7 million raised by us, approximately $100.0 million has been used to fund our equity contribution to FLAG Atlantic, $25 million has been used to repay long term indebtedness, $26.0 million has been used to fund the development and growth of our FNS business and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network, to develop FNS product and service offerings and for general corporate purposes. The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our IPO in a manner other than as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held the 2000 Annual General Meeting ("the meeting") of Shareholders on January 31, 2001. The meeting set the size of the Board at nine directors and the nine nominees as proposed to the meeting for election were elected. A total of 115,659,501 votes were cast.

    A tabulation with respect to each nominee for office is as follows:

                                                            FOR       WITHHELD
                                                        -----------   --------
1-Andres Bande........................................  115,556,455   103,046
2-Thomas Bartlett.....................................  115,553,455   106,046
3-Soopakij Chearavanont...............................  115,622,455    37,046
4-Michael Fitzpatrick.................................  115,625,305    34,196
5-Alfred Giammarino...................................  115,622,455    37,046
6-Edward McCormack....................................  115,554,955   104,546
7-Adnan Omar..........................................  115,625,455    34,046
8-David A. Riffelmacher...............................  115,553,455   106,046
9-Umberto Silvestri...................................  115,625,455    34,046

    The meeting also voted on the appointment of Arthur Andersen as the Company's auditors and that the Board be granted authority to determine the auditors' remuneration. Of the 115,659,501 votes cast, 115,641,158 voted for and 13,557 voted against the motion; 4,786 votes abstained.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The following Exhibits are filed as part of this Report on Form 10-Q as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this report.

       NUMBER
       EXHIBIT                                  DESCRIPTION
---------------------                           -----------
         4.1*           Three grants of options to Edward McCormack pursuant to the
                        Long-Term Incentive Plan of FLAG Telecom. (Substantially
                        identical to, and incorporated by reference to the initial grant of options to Edward McCormack filed as an exhibit to the Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899), except that the aggregate
                        number of options covered by the three grants is 230,000, as indicated below):

                DATE OF                   NUMBER OF OPTIONS    STRIKE
                 GRANT                         GRANTED         PRICE
                -------                   -----------------   --------
September 9, 1999.......................        50,000         $ 6.42
April 10, 2000..........................       120,000         $22.50
September 14, 2000......................        60,000         $12.00

                        Three grants of options to Stuart Rubin pursuant to the
                        Long-Term Incentive Plan of FLAG Telecom. (Substantially
                        identical to, and incorporated by reference to the initial grant of options to Stuart Rubin filed as an exhibit to the
                        Registrant's Registration Statement on Form F-1
                        (Registration No. 333-94899), except that the aggregate
                        number of options covered by the three grants is 190,000, as indicated below):

                DATE OF                   NUMBER OF OPTIONS    STRIKE
                 GRANT                         GRANTED         PRICE
                -------                   -----------------   --------
September 9, 1999.......................        25,000         $ 6.42
April 10, 2000..........................       110,000         $22.50
September 14, 2000......................        55,000         $12.00

    (b) REPORTS ON FORM 8-K.

    We did not file any Reports on Form 8-K during the quarter to which this Quarterly Report relates.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2001.

                                                       FLAG TELECOM HOLDINGS LIMITED

                                                       By:  /s/ EDWARD MCCORMACK
                                                            -----------------------------------------
                                                            Edward McCormack
                                                            CHIEF OPERATING OFFICER

                                                       By:  /s/ STUART RUBIN
                                                            -----------------------------------------
                                                            Stuart Rubin
                                                            GENERAL COUNSEL AND SECRETARY