Form 10-Q
period 2001-06-30
FLAG TELECOM HOLDINGS LTD
filed 2001-08-14
CIK 1102752

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                +1 441 296 0909
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes --X--             No -- --

        134,139,046 common shares were outstanding as of July 31, 2001.
     The Exhibit Index, filed as a part of this report, appears on page 26.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FLAG TELECOM HOLDINGS LIMITED
                                   FORM 10-Q
                                     INDEX

                                                                             PAGE
                                                                         -------------
PART I     FINANCIAL INFORMATION.......................................              3

ITEM 1:    FINANCIAL STATEMENTS........................................              3
      1.A  Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000.........................................              3
      1.B  Consolidated Statements of Operations for the three months
             and six months ended June 30, 2001 and 2000...............              4
      1.C  Consolidated Statements of Comprehensive Income for the
             three months and six months ended June 30, 2001 and
             2000......................................................              5
      1.D  Consolidated Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000..............................              6
      1.E  Notes to Consolidated Financial Statements..................              7

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................             14

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................             23

PART II    OTHER INFORMATION...........................................             25

ITEM 1:    LEGAL PROCEEDINGS...........................................             25
ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS...................             25
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES.............................             25
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........          25-26
ITEM 5:    OTHER INFORMATION...........................................             26
ITEM 6:    EXHIBITS AND REPORTS FILED ON FORM 8-K......................          26-27

SIGNATURES.............................................................             28

PART I
ITEM 1.A

                         FLAG TELECOM HOLDINGS LIMITED
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER
                                                               JUNE 30,        31,
                                                                 2001          2000
                                                              (UNAUDITED)   (AUDITED)
                                                              -----------   ----------
ASSETS:
  Current assets:
    Cash and cash equivalents...............................  $  656,738    $  919,709
    Accounts receivable, net of allowance for doubtful
      accounts
      of $5,289 (2000-$5,289)...............................      85,486       141,221
    Prepaid expenses and other assets.......................      66,661        23,591
                                                              ----------    ----------
  Total current assets......................................     808,885     1,084,521
  Goodwill, net of accumulated amortization of $1,153
    (2000-$139).............................................      30,626        31,463
  Restricted cash...........................................     144,019       372,808
  Capitalized financing costs, net of accumulated
    amortization of $7,175 (2000-$5,783)....................      25,779        28,949
  Construction in progress..................................     403,137       514,875
  Other long term assets, net...............................     118,490        12,348
  Property and equipment, net...............................   1,846,743     1,033,800
                                                              ----------    ----------
  Total assets..............................................  $3,377,679    $3,078,764
                                                              ==========    ==========
LIABILITIES:
  Current liabilities:
    Accrued construction costs..............................  $   32,814    $   49,138
    Accounts payable........................................     149,884       163,109
    Accrued liabilities.....................................      78,015        65,702
    Cross currency swaps....................................      19,474            --
    Interest rate collars...................................       1,038            --
    Deferred revenue........................................     128,702        51,597
    Income taxes payable....................................       7,554         4,479
                                                              ----------    ----------
                                                                 417,481       334,025
  Senior notes, due 2010/2008, net of unamortized discount
    of $14,094 (2000-$14,978)...............................     970,618       984,002
  Long-term debt............................................     134,000       155,000
  Deferred revenue and other................................     930,791       594,759
  Deferred taxes............................................       2,492         3,371
                                                              ----------    ----------
  Total liabilities.........................................  $2,455,382    $2,071,157
                                                              ==========    ==========
SHAREHOLDERS' EQUITY:
  Common stock, $.0006 par value, 300,000,000 authorized
    and 134,125,921 (2000-134,061,920) outstanding..........          80            80
  Additional paid-in capital................................   1,112,584     1,112,173
  Deferred stock compensation...............................        (743)       (2,058)
  Accumulated other comprehensive (loss)/income.............      (5,291)        2,364
  Accumulated deficit.......................................    (184,333)     (104,952)
                                                              ----------    ----------
  Total shareholders' equity................................     922,297     1,007,607
                                                              ----------    ----------
  Total liabilities and shareholders' equity................  $3,377,679    $3,078,764
                                                              ==========    ==========

PART I
ITEM 1.B

                         FLAG TELECOM HOLDINGS LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   ---------------------------
                                            2001           2000           2001           2000
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                        ------------   ------------   ------------   ------------
REVENUES:.............................  $     36,119   $     24,687   $     65,135   $     43,873

EXPENSES:
  Operations and maintenance cost
    (including non-cash stock
    compensation expense of $150,
    $335, $300, $1,166)...............        10,182          8,905         17,774         16,971
  Network expenses....................        10,223          2,324         17,933          3,602
  Sales and marketing (including
    non-cash stock compensation
    expense of $113, $225, $225,
    $706).............................         3,631          2,581          6,886          6,390
  General and administrative
    (including non-cash stock
    compensation expense of $394,
    $765, $786, $2,675)...............         9,274          9,129         18,527         17,687
  Depreciation and amortization.......        26,237         19,890         46,674         39,998
                                        ------------   ------------   ------------   ------------
                                              59,547         42,829        107,794         84,648

OPERATING LOSS........................       (23,428)       (18,142)       (42,659)       (40,775)

INCOME FROM INVESTMENT IN AFFILIATE...            --          1,582             --          2,188
INTEREST EXPENSE......................       (22,405)       (28,073)       (53,447)       (43,762)
FOREIGN CURRENCY LOSS.................        (3,234)            --        (10,185)            --
INTEREST INCOME.......................        10,950         20,205         31,201         27,271
                                        ------------   ------------   ------------   ------------
LOSS BEFORE INCOME TAXES..............       (38,117)       (24,428)       (75,090)       (55,078)
PROVISION FOR INCOME TAXES............         1,741            338          3,000            771
NET LOSS BEFORE CUMULATIVE EFFECT OF
  ADOPTION OF SFAS No. 133............       (39,858)       (24,766)       (78,090)       (55,849)
CUMULATIVE EFFECT OF ADOPTION OF SFAS
  No. 133.............................            --             --         (1,291)            --
                                        ------------   ------------   ------------   ------------
NET LOSS..............................  $    (39,858)  $    (24,766)  $    (79,381)  $    (55,849)
                                        ============   ============   ============   ============
Basic and diluted net loss per common
  share before cumulative effect of
  adoption of SFAS No 133.............  $      (0.30)  $      (0.18)  $      (0.58)  $      (0.44)
Cumulative effect of adoption of SFAS
  No. 133.............................  $         --   $         --   $      (0.01)  $         --
                                        ------------   ------------   ------------   ------------
Basic and diluted net loss per
  share...............................  $      (0.30)  $      (0.18)  $      (0.59)  $      (0.44)
                                        ============   ============   ============   ============
Weighted average common shares
  outstanding.........................   134,125,171    133,941,344    134,109,171    127,638,252
                                        ============   ============   ============   ============

PART I
ITEM 1.C

                         FLAG TELECOM HOLDINGS LIMITED
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                    THREE MONTHS ENDED JUNE      SIX MONTHS ENDED JUNE
                                                              30,                         30,
                                                   -------------------------   -------------------------
                                                      2001          2000          2001          2000
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                   -----------   -----------   -----------   -----------
NET LOSS.........................................   $(39,858)     $(24,766)      $(79,381)     $(55,849)

Foreign currency translation.....................     (3,808)           90         (6,617)          162

Loss on derivatives--effect of adoption..........         --            --           (526)           --

Gain/(loss) on derivatives--change in fair
  value..........................................        526            --           (512)           --
                                                    --------      --------       --------      --------

COMPREHENSIVE LOSS...............................   $(43,140)     $(24,676)      $(87,036)     $(55,687)
                                                    ========      ========       ========      ========

PART I

ITEM 1.D

                         FLAG TELECOM HOLDINGS LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                               JUNE 30,      JUNE 30,
                                                                 2001          2000
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (79,381)   $  (55,849)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Cumulative effect of adoption of SFAS No.133............       1,291            --
    Amortization of financing costs.........................       1,392         1,197
    Provision for doubtful accounts.........................          --          (996)
    Senior debt discount....................................         885           639
    Non-cash stock compensation.............................       1,315         4,549
    Depreciation and amortization...........................      46,674        39,998
    Loss on disposal of property and equipment..............          --            84
    Deferred taxes..........................................        (879)           34
    Add/(deduct) net changes in assets and liabilities:
      Accounts receivable...................................      55,712        (4,559)
      Prepaid expenses and other assets.....................     (48,887)      (20,959)
      Accounts payable and accrued liabilities..............      16,005        47,423
      Income taxes payable..................................       3,075            60
      Deferred revenue and other............................     413,137        77,031
                                                               ---------    ----------
        Net cash provided by operating acitivities..........     410,339        88,652
                                                               ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Financing costs refunded..................................       1,000        (3,278)
  Net proceeds from issuance of 11 5/8% senior notes........          --       576,649
  Repayment of long-term debt...............................     (21,000)      (40,000)
  Capital contributions--Initial Public Offering............          --       633,803
  Capital contributions--Options exercised..................         411            --
  Decrease/(increase) in restricted cash....................     228,774      (125,993)
                                                               ---------    ----------
        Net cash provided by financing activities...........     209,185     1,041,181
                                                               ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for construction................................     (53,890)      (17,527)
  Investment in FLAG Atlantic...............................          --        (2,564)
  Proceeds from disposal of property and equipment..........          --            32
  Investment in property and equipment (incl L/T Asset).....    (830,285)      (23,789)
                                                               ---------    ----------
        Net cash used in investing activities...............    (884,175)      (43,848)
                                                               ---------    ----------
NET (DECREASE)/INCREASE IN CASH.............................    (264,651)    1,085,985
  Effect of foreign currency movements......................       1,680        (3,184)
CASH, beginning of period...................................     919,709         3,191
                                                               ---------    ----------
CASH, end of period.........................................   $ 656,738    $1,085,992
                                                               ---------    ----------
SUPPLEMENTAL INFORMATION ON INVESTING ACTIVITIES:
  Increase in construction in progress......................   $  37,566    $   15,182
  Decrease in accrued construction costs....................      16,324         2,345
                                                               ---------    ----------
  Cash paid for construction in progress....................   $  53,890    $   17,527
                                                               =========    ==========
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest expense for period...............................   $  53,447    $   43,763
  Amortization of financing costs...........................      (2,277)       (1,837)
  Increase in accrued interest payable......................      (2,030)      (19,442)
                                                               ---------    ----------
  Interest paid.............................................   $  49,140    $   22,484
                                                               =========    ==========
  Interest capitalized......................................   $  10,819    $       --
                                                               =========    ==========
  Taxes paid................................................   $     441    $      541
                                                               =========    ==========

PART I

ITEM 1.E

                         FLAG TELECOM HOLDINGS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2001 AND 2000

1. BACKGROUND AND ORGANIZATION

    FLAG Telecom Holdings Limited (the "Company" or "FLAG Telecom") was incorporated on February 3, 1999 to serve as the holding company for the FLAG Telecom group of companies (the "Group"). On February 26, 1999, FLAG Telecom acquired approximately 66% of FLAG Limited by exchanging 69,709,935 shares of FLAG Telecom common stock for the equivalent number of shares of FLAG Limited common stock. The minority shareholder of FLAG Limited exchanged its remaining holding in FLAG Limited for 36,256,121 shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalization such that no goodwill arises and assets and liabilities are reflected at carryover basis.

    FLAG Telecom is a leading global network services provider and independent carriers' carrier providing a range of products and services to the international carrier community, Application Service Providers ("ASPs") and Internet Service Providers ("ISPs") across a global network platform. Leveraging this network, FLAG Telecom's Network Services business markets a range of managed bandwidth and value-added services targeted at carriers, ISPs, ASPs and Multinational Corporations ("MNCs") worldwide.

    Currently, we have the following cable systems in operation or under development: FLAG Europe-Asia ("FEA"), a cable which stretches from the UK to Japan and which entered commercial service in November 1997; FLAG Atlantic-1 ("FA-1"), the world's first transoceanic multi-terabit dual cable system, the Northern leg of which entered commercial service in June 2001; and FLAG North Asian Loop ("FNAL"), a multi-terabit intra-Asia submarine cable system, the Eastern leg of which entered commercial service in June 2001. Additionally, we have entered into an agreement to collaborate in the development and use of Verizon Communications' recently announced city-to-city European backbone network providing connectivity to major European business centers, which has enabled us to establish a Northern European network.

    As of June 30, 2001 our own fiber network had operational landing stations in 15 countries. In addition, there are twelve city Points of Presence ("PoPs") located in San Francisco, New York (2), London (2), Madrid, Cairo, Hong Kong, Paris, Seoul, Tokyo and Singapore.

    Our FLAG Network Services ("FNS") business, launched in 1999, develops and markets a broad range of products and services aimed at both established and emerging communications companies. We currently offer traditional capacity products as well as Managed Bandwidth Services ("MBS"), Internet Protocol ("IP"), Transit Services ("IP-T") and IP Point-to-Point Services ("IP-P").

2. BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("US GAAP") and include the accounts and balances of FLAG Telecom and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2001 and 2000, the

                         FLAG TELECOM HOLDINGS LIMITED

                          AS OF JUNE 30, 2001 AND 2000

balance sheets as of June 30, 2001, and the cash flows for the six months ended June 30, 2001 and 2000. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year. Investments in which FLAG Telecom has an interest of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method. At June 30, 2001 and December 31, 2000, there were no equity method investments held by FLAG Telecom. There was an equity method investment accounted for during the six months ended June 30, 2000.

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

    In exchange for construction costs incurred, FLAG Telecom granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity at a future date under signed capacity credit agreements. Amounts received under these agreements and the capacity credits granted to suppliers are recorded at fair value as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets.

OPERATIONS AND MAINTENANCE

    Standby maintenance charges are invoiced separately from capacity sales. Revenues relating to standby maintenance are recognized over the period the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance applicable to future periods.

NETWORK REVENUES

    Network revenues are revenues derived from the sale of managed bandwidth leases and IP services. Revenue associated with leased capacity is recognized as operating lease revenue unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, there were no sales-type leases recorded.

    Revenue from project management services is recognized on a percentage completion basis as costs are incurred on the project.

                         FLAG TELECOM HOLDINGS LIMITED

                          AS OF JUNE 30, 2001 AND 2000

3.2 DIRECT COSTS RELATED TO REVENUE

CAPACITY

    Costs of the system relating to capacity contracts accounted for as operating leases are recorded in property and equipment and are depreciated over the remaining economic life of the network.

OPERATIONS AND MAINTENANCE COSTS

    Operations and maintenance costs are expensed over the period to which the expenditure relates.

NETWORK EXPENSES

    Costs relating to the short-term lease of capacity are recognized over the period of the contract.

    The costs of network service products are expensed over the period of the recognition of the corresponding revenue.

    Where network service rebates are received, costs are reduced by the amount of the rebate received.

3.3 CONSTRUCTION IN PROGRESS

    Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing rights, interest costs, costs for the route surveys, indirect costs associated with cable systems and PoPs, long-term capacity lease purchases, and other costs related to the construction of the network. Construction in progress is transferred to property and equipment when placed into service.

3.4 PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is taken on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment....................................  3 years
Fixtures and fittings.................................  5 years
Leasehold improvements................................  remaining lease term
Motor vehicles........................................  5 years
Network
  Cable systems.......................................  15 years
  PoPs................................................  7 years
  Transmission and other assets.......................  5 years

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

                         FLAG TELECOM HOLDINGS LIMITED

                          AS OF JUNE 30, 2001 AND 2000

cash flows, an impairment loss measured by the difference between the fair value and the carrying value of long lived assets would be recognized by the Group.

3.6 NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month and six month periods ended June 30, 2001 and 2000 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as they would be antidilutive in periods in which a loss has been reported. The aggregate number of potential common share equivalents that have been excluded from the diluted net loss per share calculation was 7,117,914 and 7,681,270 for the three month and six month periods ended June 30, 2001, respectively, and related entirely to stock options.

3.7 RESTRICTED CASH

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as long term restricted cash.

4. BUSINESS ACQUISITIONS

    On December 6, 2000, FLAG Telecom acquired the remaining 50% equity interest in FLAG Atlantic Limited ("FLAG Atlantic") it did not already own from Global TeleSystems Group, Inc. ("GTS") for a cash consideration of $135 million. Until that time, FLAG Atlantic was a 50-50 joint venture established for the construction of the FA-1 cable system. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities assumed were recorded at fair value as of the date of acquisition. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The initial purchase price allocation was based on current estimates. The Group will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate.

    The following unaudited pro forma condensed combined financial information of the Group demonstrates the results of operations had the acquisition been completed at the beginning of the prior period presented.

                                                               JUNE 30,
                                                                 2000
                                                              (UNAUDITED)
($000'S EXCEPT PER SHARE DATA)                                -----------
Revenue.....................................................    $ 42,357
Net loss....................................................     (53,661)
Basic and diluted loss per share............................       (0.42)

5. SEGMENT INFORMATION

    On a segmental basis, FLAG Telecom reports its results in its two primary business segments: (1) Capacity and Operations, and (2) FNS. These two segments are managed and evaluated separately

                         FLAG TELECOM HOLDINGS LIMITED

                          AS OF JUNE 30, 2001 AND 2000

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

    Details of the financial results of the two business segments for the three months ended June 30, 2001 and 2000 are summarized below and reconciled to the totals for the Group as a whole.

                                              JUNE 30, 2001                                 JUNE 30, 2000
                                               (UNAUDITED)                                   (UNAUDITED)
($ 000'S)                      CAPACITY AND      NETWORK      CONSOLIDATED   CAPACITY AND      NETWORK      CONSOLIDATED
SELECTED ITEMS                  OPERATIONS      SERVICES         TOTAL        OPERATIONS      SERVICES         TOTAL
--------------                 ------------   -------------   ------------   ------------   -------------   ------------
Revenue......................   $   25,818      $ 10,301       $   36,119     $   20,585       $ 4,102       $   24,687
Operating expenses...........       44,446        15,101           59,547         38,232         4,597           42,829
                                ----------      --------       ----------     ----------       -------       ----------
Operating loss...............      (18,628)       (4,800)         (23,428)       (17,647)         (495)         (18,142)
                                ----------      --------       ----------     ----------       -------       ----------
Segmental assets.............    1,817,509       432,371        2,249,880      1,054,681        18,030        1,072,711
                                ----------      --------       ----------     ----------       -------       ----------
Common assets................                                   1,127,799                                     1,491,447
                                                               ----------                                    ----------
Total assets.................                                   3,377,679                                     2,564,158
                                                               ----------                                    ----------
Cash revenues................      291,299        50,233          341,532         52,014         4,102           56,116
                                ----------      --------       ----------     ----------       -------       ----------
Adjusted EBITDA..............      272,244        36,635          308,879         34,754          (252)          34,502
                                ----------      --------       ----------     ----------       -------       ----------

    Details of the financial results of the two business segments for the six months ended June 30, 2001 and 2000 are summarized below and reconciled to the totals for the Group as a whole.

                                              JUNE 30, 2001                                 JUNE 30, 2000
                                               (UNAUDITED)                                   (UNAUDITED)
($ 000'S)                      CAPACITY AND      NETWORK      CONSOLIDATED   CAPACITY AND      NETWORK      CONSOLIDATED
SELECTED ITEMS                  OPERATIONS      SERVICES         TOTAL        OPERATIONS      SERVICES         TOTAL
--------------                 ------------   -------------   ------------   ------------   -------------   ------------
Revenue......................    $ 46,233        $18,902        $ 65,135       $ 37,752        $ 6,121        $ 43,873
Operating expenses...........      80,281         27,513         107,794         76,685          7,963          84,648
                                 --------        -------        --------       --------        -------        --------
Operating loss...............     (34,048)        (8,611)        (42,659)       (38,933)        (1,842)        (40,775)
                                 --------        -------        --------       --------        -------        --------
Cash revenues................     419,439         58,833         478,272        114,814          6,121         120,935
                                 --------        -------        --------       --------        -------        --------
Adjusted EBITDA..............     384,950         33,517         418,467         82,151         (1,318)         80,833
                                 --------        -------        --------       --------        -------        --------

    Cash revenues and adjusted EBITDA are additional measures reported to and used by the Group's chief operating decision makers for purposes of making decisions about allocating resources to the segments and assessing their performance. Cash revenues are accounting revenues plus changes in deferred revenues. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, plus non-cash stock compensation charges, and changes in deferred revenues.

    No individual customer accounted for greater than 10% of revenue.

                         FLAG TELECOM HOLDINGS LIMITED

                          AS OF JUNE 30, 2001 AND 2000

    Revenue analysed by geographic location of customers is as follows:

                                                               JUNE 30,      JUNE 30,
                                                                 2001          2000
($ 000'S)                                                     (UNAUDITED)   (UNAUDITED)
---------                                                     -----------   -----------
REVENUE:
North America...............................................     13,503         8,311
Europe......................................................     22,466        16,405
Middle East.................................................     10,581         5,588
Asia........................................................     18,585        13,569
                                                                 ------        ------
Consolidated Revenue........................................     65,135        43,873
                                                                 ------        ------

6. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133

    Effective January 1, 2001, the Group adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    The following effects were recorded in the accompanying condensed consolidated financial statements as a result of the adoption of SFAS No. 133:

    - The Group's interest rate collars are accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133 their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income. A gain of $526 was recorded during the period.

    - The Group's cross currency swap held at January 1, 2001 was not designated as an accounting hedge; consequently, upon adoption of SFAS No. 133 the swap was recorded in the balance sheet at fair value, and the Group's underlying economically hedged euro-denominated debt was recorded at current foreign currency rates. The resulting adjustment of $1,291 was recorded as the cumulative effect of adoption of SFAS No. 133. A net loss of $903 was recorded during the period.

    Subsequent to adoption of SFAS No. 133 during the first quarter of 2001, the Group entered into additional cross currency swaps which were not designated as accounting hedges. These swaps are recorded at their fair values, with a gain of $47 recorded in current period earnings.

    The Group will enter into derivative financial instruments as appropriate to minimize its exposure to currency, interest rate or other market risks. We do not utilize derivative financial instruments for trading or other speculative purposes.

                         FLAG TELECOM HOLDINGS LIMITED

                          AS OF JUNE 30, 2001 AND 2000

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which will be effective for the Group as of January 1, 2002. SFAS
No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. FLAG Telecom's management estimates that the adoption of SFAS No. 142 will result in the elimination of annual amortization expense related to goodwill in the amount of $2.04 million; however, the impact of related impairment, if any, on the Group's financial position or results of operations has not been determined.

PART I

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements made in this report on Form 10-Q are as of the date of filing with the Securities and Exchange Commission (the "SEC") and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report and in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

QUARTER ENDED JUNE 30, 2001 COMPARED WITH THE QUARTER ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

    The following items will also be considered in our discussion and analysis:

(EXPRESSED IN THOUSANDS OF DOLLARS)                   JUNE 30, 2001   JUNE 30, 2000
-----------------------------------                   -------------   -------------
EBITDA (1)..........................................       2,809          1,748
Adjusted EBITDA (2).................................     308,879         34,502
Cash Revenues (3)...................................     341,532         56,116

------------------------

(1) EBITDA is operating income/(loss) plus depreciation and amortization. It is presented because we believe it is used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under US GAAP.

(2) Adjusted EBITDA is operating income/(loss) plus the following non-cash items: depreciation and amortization, non-cash stock compensation and changes in deferred revenues.

(3) Cash revenues are US GAAP revenues plus changes in deferred revenues. Cash revenues is not a measurement of financial performance under US GAAP.

REVENUES

    Total revenue for the quarter ended June 30, 2001 increased 46% to $36.1 million as compared to $24.7 million for the quarter ended June 30, 2000. This increase is due to a significant increase in our FNS business and the continued growth in capacity sales and activations on the FLAG Telecom network. Revenues are only recognized from the date a system is ready for commercial service. Our construction of the FA-1 system was adversely affected by severe weather in the North Atlantic which delayed the initial ready for service date on the system which had originally been scheduled for the first quarter of 2001. The Northern leg of the FA-1 cable system and the Eastern leg of the FNAL cable system both entered commercial service in June 2001 and revenues from both sale of capacity and operations and maintenance increased as a result. In the quarter ended June 30, 2000 only the FEA system was in commercial service.

    Revenue recognized from the sale of capacity increased by 29% to $13.2 million for the quarter ended June 30, 2001, as compared to $10.2 million for the quarter ended June 30, 2000.

    Revenue recognized from operations and maintenance increased by 21% to $12.6 million for the quarter ended June 30, 2001, as compared to $10.4 million for the quarter ended June 30, 2000.

    Revenue recognized from our FNS business increased by 151% to $10.3 million for the quarter ended June 30, 2001, as compared to $4.1 million for the quarter ended June 30, 2000, reflecting the continued growth in customers for the growing range of products and services offered by this business segment.

OPERATING EXPENSES

    During the quarter ended June 30, 2001, network expenses increased to $10.2 million, as compared to $2.3 million for the quarter ended June 30, 2000. These costs relate primarily to the utilization of third party capacity, backhaul expenses, connection and access charges, and other network procurement costs. This increase is primarily due to increased third party costs incurred to support the growth in FNS products and services and the growth of the network.

    During the quarter ended June 30, 2001, operations and maintenance costs increased by 15% to $10.2 million, as compared to $8.9 million for the quarter ended June 30, 2000. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. This increase primarily reflects certain segments of the FA-1 cable systems entering into commercial service during June 2001.

    During the quarter ended June 30, 2001, sales and marketing costs increased by 41% to $3.6 million, as compared to $2.6 million for the quarter ended
June 30, 2000. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. This increase is comprised principally of higher personnel costs arising from the increased sales activity to support the Group's growing range of products.

    During the quarter ended June 30, 2001, general and administrative expenses increased by 2% to $9.3 million, as compared to $9.1 million for the quarter ended June 30, 2000. This increase is comprised principally of higher personnel and related costs and increased general overheads required to support the growth across our business segments.

    For the quarter ended June 30, 2001, the Company recorded $26.2 million in respect of depreciation and amortization compared to $19.9 million for the quarter ended June 30, 2000. The depreciation and amortization charge for the quarter includes amounts for the FA-1 and FNAL cable systems, portions of which entered commercial service during June 2001. Amounts within construction in progress relating to these systems were transferred to property and equipment when these systems were placed into commercial service.

    Costs for the quarter ended June 30, 2001 include charges for non-cash stock compensation expense of $0.7 million in respect of certain awards under our long-term incentive plan. These charges are required under US GAAP and have no effect on our cash flows.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings for the quarter ended June 30, 2001 were $22.4 million compared to $28.1 million during the quarter ended June 30, 2000. The decrease in interest expense of $5.7 million is attributable to the capitalization of interest directly related to construction projects. See also "Liquidity and Capital Resources."

    The foreign exchange loss of $3.2 million arises from the translation of the euro denominated cash balances giving rise to a charge of $1.4 million and the gains and losses on foreign exchange contracts giving rise to a charge of $1.8 million.

    Interest income of $11.0 million was earned during the quarter ended
June 30, 2001, compared to $20.2 million earned during the quarter ended
June 30, 2000. The interest income was earned on cash balances, short-term investments and restricted cash held by a collateral trustee or in escrow arising from ongoing business operations. These amounts were created from cash generated from operations, the proceeds received from our initial public offering in February 2000 and further borrowings, including the issuance of our senior notes, which are currently held on deposit and are now being applied to various construction projects within the Group.

PROVISION FOR TAXES

    The provision for taxes was $1.7 million for the quarter ended June 30, 2001 compared to $0.3 million for the quarter ended June 30, 2000. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

NET LOSS AND LOSS PER COMMON SHARE

    For the quarter ended June 30, 2001, the Company recorded a net loss of $39.9 million compared to a net loss of $24.8 million for the quarter ended June 30, 2000.

    Basic and diluted loss per common share was $0.30 for the quarter ended June 30, 2001 compared to basic and diluted loss per common share of $0.18 for the quarter ended June 30, 2000.

EBITDA

    We achieved EBITDA of $2.8 million for the quarter ended June 30, 2001, as compared to $1.7 million for the quarter ended June 30, 2000. This increase in EBITDA is principally driven by the 46% increase in our revenues.

ADJUSTED EBITDA

    During the quarter ended June 30, 2001 our adjusted EBITDA increased to $308.9 million, as compared to $34.5 million for the quarter ended June 30, 2000. This increase includes the impact of $226.0 million of presale revenues billed in relation to the FA-1 and FNAL cable systems.

CASH REVENUES

    Our cash revenues for the quarter ended June 30, 2001 increased to $341.5 million, as compared to $56.1 million for the quarter ended June 30, 2000. This increase is principally due to sales of capacity (including presales) on our FA-1, FNAL, and FEA cable systems in addition to the increased revenues achieved by our FNS business.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

    The following items will also be considered in our discussion and analysis:

(EXPRESSED IN THOUSANDS OF DOLLARS)                   JUNE 30, 2001   JUNE 30, 2000
-----------------------------------                   -------------   -------------
EBITDA..............................................       4,015            (777)
Adjusted EBITDA.....................................     418,465          80,844
Cash Revenues.......................................     478,272         120,947

REVENUES

    Total revenue for the six months ended June 30, 2001 increased 48% to $65.1 million as compared to $43.9 million for the six months ended June 30, 2000. This increase is due to a significant increase in our FNS business and the continued growth in capacity sales and activations on the FLAG Telecom network. Revenues are only recognized from the date a system is ready for commercial service. Our construction of the FA-1 system was adversely affected by severe weather in the North Atlantic which delayed the initial ready for service date on the system which had originally been scheduled for the first quarter of 2001. The Northern leg of the FA-1 cable system and the Eastern leg of the FNAL cable system both entered commercial service in June 2001 and revenues from both sale of capacity and operations and maintenance increased as a result. In the six month period ended June 30, 2000 only the FEA system was in commercial service.

    Revenue recognized from the sale of capacity increased by 18% to $21.3 million for the six months ended June 30, 2001, as compared to $18.1 million for the six months ended June 30, 2000.

    Revenue recognized from operations and maintenance increased by 26% to $24.9 million for six months ended June 30, 2001, as compared to $19.7 million for the six months ended June 30, 2000.

    Revenue recognized from FNS increased by 210% to $18.9 million for the six months ended June 30, 2001, as compared to $6.1 million for the six months ended June 30, 2000, reflecting the continued growth in customers for the growing range of products and services offered by this business segment.

OPERATING EXPENSES

    During the six months ended June 30, 2001, network expenses increased to $17.9 million, as compared to $3.6 million for the six months ended June 30, 2000. These costs relate primarily to the utilization of third party capacity, backhaul expenses, connection and access charges, and other network procurement costs. This increase is primarily due to increased third party costs incurred to support the growth in FNS products and services and the growth of the network.

    During the six months ended June 30, 2001, operations and maintenance costs increased by 5% to $17.8 million, as compared to $17.0 million for the six months ended June 30, 2000. Operations and maintenance costs relate primarily to the provision of standby maintenance under Maintenance Zone Agreements as well as salaries and overheads directly associated with operations and maintenance activities. This increase primarily reflects certain segments of the FA-1 cable system entering into commercial service during June 2001.

    During the six months ended June 30, 2001, sales and marketing costs increased by 8% to $6.9 million, as compared to $6.4 million for the six months ended June 30, 2000. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. This increase is comprised principally of higher personnel costs arising from the increased sales activity to support the Group's growing range of products.

    During the six months ended June 30, 2001, general and administrative expenses increased by 5% to $18.5 million, as compared to $17.7 million for the six months ended June 30, 2000. This increase is comprised principally of higher personnel and related costs and increased general overheads required to support the growth across our business segments.

    For the six months ended June 30, 2001, the Company recorded $46.7 million in respect of depreciation and amortization compared to $40.0 million for the six months ended June 30, 2000. The depreciation and amortization charge for the six months includes amounts for the FA-1 and FNAL cable systems, portions of which entered commercial service during June 2001. Amounts within construction in progress relating to these systems were transferred to property and equipment when these systems were placed into commercial service.

    Costs for the six months ended June 30, 2001 include charges for non-cash stock compensation expense of $1.3 million in respect of certain awards under our long-term incentive plan. These charges are required under US GAAP and have no effect on our cash flows.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings for the six months ended June 30, 2001 was $53.4 million compared to $43.8 million during the six months ended June 30, 2000. The increase in interest expense of $9.6 million is attributable to the impact of additional borrowings taken on towards the end of quarter one 2001 which has been partly offset by the capitalization of interest directly related to construction projects. See also "Liquidity and Capital Resources."

    The foreign exchange loss of $10.2 million arises from the translation of the euro denominated cash balances giving rise to a charge of $5.2 million and the gains and losses on foreign exchange contracts giving rise to a charge of $5.0 million.

    Interest income of $31.2 million was earned during the six months ended June 30, 2001, compared to $27.3 million earned during the six months ended June 30, 2000. The interest income was earned on cash balances, short-term investments and restricted cash held by a collateral trustee or in escrow arising from ongoing business operations. These amounts were created from cash generated from operations, the proceeds received from our initial public offering in February 2000 and further borrowings, including the issuance of our senior notes during March 2000, which are currently being applied to various construction projects within the Group.

PROVISION FOR TAXES

    The provision for taxes was $3.0 million for the six months ended June 30, 2001 compared to $0.8 million for the six months ended June 30, 2000. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

CUMULATIVE EFFECT OF ADOPTION OF SFAS NO. 133

    For the quarter ended March 31, 2001, the Company recorded $1.3 million as the cumulative effect of adoption of SFAS No. 133. See also Note 6 of Notes to Consolidated Financial Statements.

NET LOSS AND LOSS PER COMMON SHARE

    For the six months ended June 30, 2001, the Company recorded a net loss of $79.4 million compared to a net loss of $55.8 million for the six months ended June 30, 2000.

    Basic and diluted loss per common share was $0.59 for the six months ended June 30, 2001 compared to basic and diluted loss per common share of $0.44 for the six months ended June 30, 2000.

EBITDA

    We achieved EBITDA of $4.0 million for the six months ended June 30, 2001, as compared to negative $0.8 million for the six months ended June 30, 2000. This move to positive EBITDA is principally driven by the 48% increase in our revenues.

ADJUSTED EBITDA

    During the six months ended June 30, 2001 our adjusted EBITDA increased to $418.5 million, as compared to $80.8 million for the six months ended June 30, 2000. This increase includes the impact of $226.0 million of presale revenues billed in relation to the FA-1 and FNAL cable systems.

CASH REVENUES

    Our cash revenues for the six months ended June 30, 2001 increased to $478.3 million, as compared to $121.0 million for the six months ended June 30, 2000. This increase is principally due to sales of capacity (including presales) on our FA-1, FNAL, and FEA cable systems in addition to the increased revenues achieved by our FNS business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Group's operations and ability to grow may be affected by risks and uncertainties which could cause actual results to differ materially from those currently anticipated including, without limitation: the Group's ability to achieve revenues from products and services that are in the early stages of development or operation, the Group's completion of FA-1 and FNAL within budget and on time, the potential for refunding deferred revenue should final ready for service dates not be achieved, our customer's ability to meet their financial obligations on a timely basis, the Group's substantial indebtedness that could impair our ability to raise or generate required capital and limit our operating flexibility, the Group's ability to deploy sophisticated technologies on a global basis, the Group's ability to upgrade and expand its network and respond to customer demands and industry changes, regulatory enactments and changes, competition and pricing pressure, rapid technological change, adverse foreign economic or political events and other factors that are discussed in the Group's Registration Statements and subsequent periodic filings with the SEC.

    Without limiting the generality of the foregoing, we note in particular the following factors that may affect future results. The FA-1 project remains on schedule for completion in the second half of 2001. Any delay in the completion of this or any other part of the FLAG Telecom network which has not yet entered into commercial service would have the effect of delaying the recognition of revenues. Additionally, any delays in the completion of the network would slow our ability to migrate customer traffic onto our own network from third party suppliers who are currently providing capacity to us on a temporary basis. Until such migration is completed we continue to be reliant upon the performance of our third party suppliers and any failure in their performance would have the effect of delaying the receipt of revenue from our customers and increasing costs.

    We also note that the global economic conditions remain difficult, the general conditions prevalent in the global telecommunications market and capital market constraints continue to affect our customers' capital spending plans. Any worsening or prolongment of these circumstances may affect our future results.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date through a combination of cash generated from operations, presale proceeds, equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of our initial public offering.

    On February 16, 2000 we sold 27,964,000 common shares at $24 per share in our initial public offering. We received $633.7 million in net proceeds from that offering. On March 17, 2000 we completed our sale of 11 5/8% Senior Notes due 2010 in the US and Europe, raising net proceeds of $576.6 million.

    On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($72 million of which remained outstanding at June 30, 2001 and $93 million of which was outstanding at December 31, 2000) and a $10 million revolving credit facility (none of which was outstanding at June 30, 2001 or December 31, 2000). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bore interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes due 2008 of FLAG Limited. The current interest rate is 200 basis points over LIBOR. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

    At the end of March 1998, FLAG Limited entered into two interest rate swap agreements to manage our exposure to interest rate fluctuations on FLAG Limited's credit facilities. Under the swap agreements, we paid a fixed rate of 5.6% on a notional amount of $60.0 million and a fixed rate of 5.79% on a notional amount of $100.0 million and the swap counterparty paid the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminated in July 2000. In August 2000 FLAG Limited entered into an interest rate collar transaction for an initial notional amount of $60.0 million, reducing in increments to $20.0 million in the final quarter of 2001. The transaction terminates on April 30, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of 5.85%. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    On December 20, 2000, we entered into a cross currency swap to hedge the foreign exchange exposure of our E300 million 11 5/8% Senior Notes due 2010. Under the swap agreement we exchanged E300 million for $269.0 million. On
June 20, 2002, we will exchange back the $269.0 million for E300 million. At the end of 2000, this transaction was accounted for as a hedge under US GAAP, pre-adoption of SFAS No. 133.

    On January 1, 2001, the Group adopted SFAS No. 133 in its entirety, applying the necessary accounting treatment for all derivative financial instruments held within the Group. See Note 6 of Notes to Consolidated Financial Statements.

    In October 1999, FLAG Atlantic entered into an interest rate collar transaction for an initial notional amount of $31.0 million, increasing in increments to $106.0 million in the final quarter of 2001. The transaction terminates on November 30, 2001. The collar is comprised of a LIBOR cap at 7% and a floor of 6.27%. We recognize the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    FLAG Atlantic has a $575.0 million construction/term loan facility (of which $62.0 million was outstanding at June 30, 2001 and December 31, 2000) and a $25.0 million revolving credit facility (none of which was outstanding at June 30, 2001 or December 31, 2000). These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. FLAG Atlantic has elected, over the course of the construction contract for FA-1, to cancel $134.2 million of the undrawn construction/term loan facility as a result of capacity pre-sales over and above the anticipated pre-sale targets. Commitment fees accrue on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

    FLAG Atlantic's bank facility is secured by an assignment of all of FLAG Atlantic's assets and a pledge of all of the stock in FLAG Atlantic.

    On December 6, 2000 we completed the purchase from GTS of its interest in FLAG Atlantic. FLAG Atlantic is now a wholly-owned subsidiary of FLAG Telecom. Under the terms of the agreement, GTS receives $135.0 million in cash from FLAG Telecom, and FLAG Telecom assumed FLAG Atlantic's cash of $265.8 million at December 31, 2000, which was restricted to use for FA-1 purposes only, along with all other remaining assets and liabilities of FLAG Atlantic. The transaction was accounted for under the purchase method of accounting and, accordingly, the excess of the assets acquired and liabilities assumed has been recorded as goodwill. The initial purchase price allocation was based on current estimates. The Company will make final purchase price allocations based upon the final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Funding arrangements for the project, including all presale commitments are unaffected.

    On January 9, 2001, FLAG Telecom entered into an agreement with Level 3 Communications, Inc. for the development of a multi-terabit intra-Asian submarine cable system, FNAL. We expect to fund the costs of the system through a combination of cash on hand, presales and debt financing.

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

    On April 17, 2001 we announced that we had agreed in principle to develop the previously announced transpacific cable system in association with TyCom Ltd. ("TyCom"). The agreement was conditional upon us obtaining financing on satisfactory terms. On August 7, 2001 we announced that the financing proposal received fell short of expectations and we would not be proceeding with the project.

    As of June 30, 2001, the Group had net current assets of $391.4 million compared to net current assets of $750.5 million, at December 31, 2000.

    Total cash provided by operating activities was $410.3 million and that used in investing activities was $(884.2) million, during the six months ended
June 30, 2001. At June 30, 2001, total cash had decreased to $800.8 million from $1,292.5 million at December 31, 2000, primarily as a result of further payments on the construction of the FLAG Telecom network.

    Total cash provided by operating activities and used in investing activities during the six months ended June 30, 2000 was $88.7 million and $(43.8) million, respectively.

ASSETS

    One of our primary assets is the current net book value of the FLAG Telecom network including construction in progress recorded in property and equipment totaling $2,235.7 million at June 30, 2001, compared to $1,538.0 million at December 31, 2000. The increase of $697.7 million is primarily due to the ongoing construction of the various cable systems, particularly the FA-1 system, the Northern leg of which became operational in June 2001.

    The capitalised costs incurred in the construction of the various FLAG Telecom cable systems under construction have been included in Construction in Progress.

    Our other property and equipment consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $14.2 million and $10.7 million as of June 30, 2001 and December 31, 2000, respectively.

ACCOUNTS RECEIVABLE

    The accounts receivable balance at June 30, 2001 of $85.5 million includes $16.1 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date. The comparable figure at December 31, 2000 was $50.6 million.

IMPACT OF THE INTRODUCTION AND ADOPTION OF THE EURO

    On January 1, 1999, eleven of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "euro" (E). These countries adopted the euro as their common legal currency on that date. The euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the euro is scheduled to replace the sovereign legal currencies of these countries.

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

PART I

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RISK.

    We are exposed to a degree of foreign currency risk in our international operations. The value of the liability of the E300 million of 11 5/8% Senior Notes due 2010, as expressed in U.S. dollars on our Balance Sheet, is dependent on the U.S. dollar/euro exchange rate at each balance sheet date. The change in this liability over a period is reflected in our Income Statement in accordance with US GAAP.

    We have entered into a cross currency swap agreement to manage this aspect of our foreign exchange exposure arising from the E300 million Senior Notes. The agreement is for a period of 18 months, after which time we will review the exposure again and may enter into further transactions if considered appropriate.

    Other than this, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. We invoice some FNS products in local currencies. Some contracts with suppliers of services to our FNS business are payable in currencies other than U.S. dollars. Some vendor contracts for the provision to the FEA cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. We enter into forward foreign currency contracts to hedge exposures that are considered material to our financial position.

    The impact of the introduction of the euro is discussed in Part I, Item 2 in the "Liquidity and Capital Resources" section.

INTEREST RATE RISK.

    We are exposed to interest rate risk in our financing instruments. Our long-term financing is provided by fixed rate senior notes and floating rate bank debt. We use derivative financial instruments for the purpose of reducing our exposure to fluctuations in interest rates. We do not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial institutions with high credit quality. We are exposed to credit loss in the event of non-performance by these counterparties.

SENIOR NOTES AS OF JUNE 30, 2001

                                                                            CURRENCY       CURRENCY
                                                                          AND PRINCIPAL    AND FAIR
       TYPE OF           PRINCIPAL                                           AMOUNT          VALUE
     INSTRUMENT        PAYMENTS DUE    MATURITY DATE    INTEREST RATE       (MILLION)      (MILLION)    FLAG OPTION TO REDEEM
---------------------  -------------   -------------   ----------------   -------------   -----------   ---------------------
FLAG Telecom Holdings
Limited
11 5/8% Senior Notes   Semi-annually     March 2010       Fixed 11 5/8%    $     300.0    $    195.0    Any time after March
                                                                                                        2005
FLAG Telecom Holdings
Limited
11 5/8% Senior Notes   Semi-annually     March 2010       Fixed 11 5/8%         E300.0        E195.0    Any time after March
                                                                                                        2005
FLAG Limited
8 1/4% Senior Notes    Semi-annually   January 2008        Fixed 8 1/4%    $     430.0    $    335.4    Any time after
                                                                                                        January 2003

DERIVATIVE FINANCIAL INSTRUMENTS AS OF JUNE 30, 2001

                                                                                     NOTIONAL
       TYPE OF            PAYMENTS        MATURITY        RATE        RATE            AMOUNT          FAIR VALUE
     INSTRUMENT              DUE            DATE        PAYABLE    RECEIVABLE       ($ MILLION)       ($ MILLION)
---------------------   -------------   -------------   --------   ----------   -------------------   -----------
Cross Currency Swap     Semi-annually   June 20, 2002    1.265%       Nil             $268.98            (18.1)
                                                                                      E300.0

LONG-TERM DEBT AS OF JUNE 30, 2001

                                                                               PRINCIPAL                     FLAG
       TYPE OF           PRINCIPAL                                              AMOUNT      FAIR VALUE      OPTION
     INSTRUMENT        PAYMENTS DUE    MATURITY DATE       INTEREST RATE      ($ MILLION)   ($ MILLION)    TO REDEEM
---------------------  -------------   -------------   ---------------------  -----------   -----------   -----------
FLAG Limited             Quarterly     January 2006    Floating LIBOR + 150      72            72         At any time
  credit facility                                       to 250 basis points

FLAG Atlantic Limited    Quarterly      April 2007     Floating LIBOR + 125      62            62         At any time
  credit facility                                       to 300 basis points

FOREIGN CURRENCY DERIVATIVE FINANCIAL INSTRUMENTS AS OF JUNE 30, 2001

       TYPE OF          PAYMENTS     MATURITY    FAIR VALUE
     INSTRUMENT            DUE         DATE      ($ MILLION)
---------------------   ---------   ----------   -----------
Forward Contracts        Various     Various        (1.4)

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS AS OF JUNE 30, 2001

                                                                                    NOTIONAL
       TYPE OF          PAYMENTS       MATURITY           RATE           RATE        AMOUNT      FAIR VALUE
     INSTRUMENT            DUE           DATE           PAYABLE       RECEIVABLE   ($ MILLION)   ($ MILLION)
---------------------   ---------   --------------   --------------   ----------   -----------   -----------
FLAG Atlantic Limited
LIBOR Collar            Quarterly   November 2001    Floor at 6.27%   Cap at 7%     106.0           (0.6)

Flag Limited
LIBOR Collar            Quarterly      April 2002    Floor at 5.85%   Cap at 8%      25.0           (0.4)

    The three-month LIBOR rate at June 30, 2001 was 3.83625%.

PART II

ITEM 1. LEGAL PROCEEDINGS

    We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Not applicable.

    (d) Proceeds to us from our initial public offering, which closed on February 16, 2000, after deduction of underwriting discounts and commissions of approximately $33.6 million and offering expenses of approximately $3.8 million, totaled approximately $633.7 million. Of the $633.7 million raised by us, approximately $100.0 million has been used to fund our equity contribution to FLAG Atlantic, $26.0 million has been used to repay long term indebtedness, $188.2 million has been used to fund the development and growth of our FNS business and the balance of the offering proceeds to us remains available to use to fund additional expansions of the FLAG Telecom network, to develop FNS product and service offerings and for general corporate purposes. The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our IPO in a manner other than as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held the 2001 Annual General Meeting ("the meeting") of Shareholders on June 18, 2001. The meeting set the size of the Board at ten directors, with Messrs. Adnan Omar, Michael Fitzpatrick and Umberto Silvestri being elected, to hold office in accordance with the Company's Bye-laws, and with one (1) vacancy constituting a casual vacancy pursuant to Bye-law 81 of the Company's Bye-laws and to be appointed to the Board at a later date. A total of 117,013,413 votes were cast.

    A tabulation with respect to each nominee for office is as follows:

                                                             FOR       AGAINST
                                                         -----------   --------
Adnan Omar.............................................  116,946,564    66,849
Michael Fitzpatrick....................................  116,947,179    66,234
Umberto Silvestri......................................  116,946,864    66,549

    The directors who continue in office are Messrs. Andres Bande, Edward McCormack, Thomas Bartlett, Soopakij Chearavanont, Alfred Giammarino and David
A. Riffelmacher.

    Both Messrs. Giammarino and Riffelmacher resigned on June 19, 2001 when Verizon International Holdings Ltd. sold 15,000,000 shares of the Company to TGN Holdings Ltd., reducing Verizon's shareholding in the Company to 18.6%.

    Pursuant to the Company's Bye-laws, each shareholder holding at least 9% of the issued and outstanding common shares of the Company has the right to designate one director of each 9% of the issued and outstanding shares held by such shareholders. TGN Holdings Ltd. has irrevocably waived its right pursuant to our Bye-laws to designate a member to the board of directors, and Verizon International Holdings Ltd. also exercised its right to designate one, rather than two, directors.

    The meeting also voted on the appointment of Arthur Andersen as the Company's auditors and that the Board be granted authority to determine the auditors' remuneration. Of the 117,013,413 votes cast, 116,902,813 voted for and 96,683 voted against the motion; 13,917 votes abstained.

    The meeting also voted on the proposed amendments to the Bye-laws of the Company. A total of 117,013,413 votes were cast.

    A tabulation with respect to each proposed amended Bye-law is as follows:

                                                      FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
                                                  -----------   --------   --------   ----------------
BYE-LAW 55......................................  116,916,173    53,123     43,577    --

BYE-LAWS 62 & 135...............................  116,924,644    44,803     43,966    --

BYE-LAW 80......................................   99,391,645    56,923     46,046    17,518,799

BYE-LAW 83......................................   99,326,390    49,058    119,166    17,518,799

BYE-LAW 87......................................   99,405,095    45,213     44,306    17,518,799

BYE-LAW 97......................................  116,905,700    62,807     44,906    --

BYE-LAW 98......................................  116,918,550    50,607     44,256    --

BYE-LAW 105.....................................  116,925,079    43,078     45,256    --

BYE-LAW 124.....................................  116,927,029    41,778     44,606    --

BYE-LAW 137.....................................  116,918,209    49,048     46,156    --

BYE-LAW 140.....................................  116,916,200    53,257     43,956    --

BYE-LAW 141.....................................  116,916,574    48,983     47,856    --

BYE-LAW 146.....................................  116,895,986    55,147     62,280    --

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The following Exhibits are filed as part of this Report on Form 10-Q as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this report.

    The following documents are filed as part of or incorporated by reference in this registration statement.

EXHIBIT  DESCRIPTION
-------  -----------
 4.1     Memorandum of Association                                   Incorporated by Reference to exhibit 3.1 to
                                                                     the Company's Registration Statement on Form
                                                                     F-1, Registration No. 333-94899, filed with
                                                                     the SEC on January 18, 2000
 4.2     Bye-Laws of the Company                                     **
 4.3     Form of share certificate                                   Incorporated by Reference to the Company's
                                                                     Registration Statement on Form F-1,
                                                                     Registration No. 333-94899, filed with the
                                                                     SEC on January 18, 2000
 4.4     Form of Registration Rights Agreement                       Incorporated by Reference to the Company's
                                                                     Registration Statement on Form F-1,
                                                                     Registration No. 333-94899, filed with the
                                                                     SEC on January 18, 2000
 4.5     Indenture, dated March 17, 2000 between the Company and     Incorporated by Reference to the Company's
         The Bank of New York, as Trustee, relating to 11 5/8%       Current Report on Form 8-K, Registration No.
         Senior Euro Notes Due 2010                                  333-94899, filed with the SEC on March 23,
                                                                     2000
 4.6     Indenture, dated March 17, 2000 between the Company and     Incorporated by Reference to the Company's
         The Bank of New York, as Trustee, relating to 11 5/8%       Current Report on Form 8-K, Registration No.
         Senior Dollar Notes Due 2010                                333-94899, filed with the SEC on March 23,
                                                                     2000
 4.7     The Company's Amended and Restated Long-Term Incentive      Incorporated by reference to exhibit 10.1 to
         Plan                                                        the Company's Annual Report on Form 10-K,
                                                                     Registration No. 000-29207, filed with the
                                                                     SEC on March 30, 2001
 4.8     Registration Rights Agreement, dated as of June 19, 2001,   **
         between FLAG Telecom Holdings Limited, Verizon
         International Holdings Ltd. and TyCom Ltd.
99.1     Collocation Agreement between FLAG Atlantic UK Limited,     **
         FLAG Atlantic France Sarl, Verizon Global Solutions UK
         Ltd. and Verizon Global Solutions France dated February
         19, 2001
99.2     Network Alliance Agreement between FLAG Telecom Ireland     **
         Network Limited and Verizon Global Solutions Holdings II
         Ltd. dated April 3, 2001
99.3     Re-Sale and Purchase Agreement between FLAG Telecom         **
         Global Networks Limited, FLAG Telecom Ireland Network
         Limited and Verizon Global Solutions Holdings II Ltd.
99.4     Marine Maintenance Service Agreement between TyCom          **
         Contracting Limited and FLAG Atlantic Ltd. dated June 1,
         2001

------------------------

**  Filed herewith.

    (b) REPORTS ON FORM 8-K.

    We did not file any Reports on Form 8-K during the quarter to which this Quarterly Report relates.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2001.

                                             FLAG TELECOM HOLDINGS LIMITED

                                             By:             /s/ EDWARD MCCORMACK
                                                  ------------------------------------------
                                                               Edward McCormack
                                                            CHIEF OPERATING OFFICER

                                             By:               /s/ STEPHEN BALL
                                                  ------------------------------------------
                                                                 Stephen Ball
                                                     ACTING GENERAL COUNSEL AND SECRETARY