Form 10-Q
period 2001-09-30
FLAG TELECOM HOLDINGS LTD
filed 2001-11-14
CIK 1102752

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

134,139,046 common shares were outstanding as of October 31, 2001.
The Exhibit Index, filed as a part of this report, appears on page 31 to 33.

FLAG TELECOM HOLDINGS LIMITED
FORM 10-Q
INDEX

2

PART I

ITEM 1.A

FLAG TELECOM HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(Expressed in thousands of dollars except share and per share amounts)

	September 30, 2001	December 31, 2000
	(UNAUDITED)	(AUDITED)[1]
ASSETS:
Current assets:
Cash and cash equivalents	$498,320	$919,709
Accounts receivable, net of allowance for doubtful accounts of $5,289 (2000—$5,289)	174,319	141,221
Prepaid expenses and other assets	141,712	23,591

Total current assets	814,350	1,084,521
Goodwill, net of accumulated amortization of $1,652 (2000—$139)	30,310	31,463
Restricted cash	170,444	372,808
Capitalized financing costs, net of accumulated amortization of $7,859 (2000—$5,783)	28,756	28,949
Construction in progress	174,543	514,875
Other long term assets, net	152,432	12,348
Property and equipment, net	2,345,775	1,033,800

Total Assets	$3,716,611	$3,078,764

LIABILITIES:
Current liabilities:
Accrued construction costs	$210,116	$49,138
Accounts payable	135,663	163,109
Accrued liabilities	94,153	65,702
Cross currency swaps	408	—
Interest rate collars	1,208	—
Deferred revenue	125,814	51,597
Income taxes payable	9,052	4,479

Total current liabilities	576,414	334,025
Senior notes, due 2010/2008, net of unamortized discount of $13,651 (2000—$14,978)	989,229	984,002
Other long-term debt	168,500	155,000
Deferred revenue and other	1,123,667	594,759
Deferred taxes	3,082	3,371

Total Liabilities	2,860,892	2,071,157
SHAREHOLDERS' EQUITY:
Common stock, $.0006 par value, 300,000,000 authorized and 134,139,046 (2000—134,061,920) outstanding	80	80
Additional paid-in capital	1,112,668	1,112,173
Deferred stock compenstion	(401)	(2,058)
Accumulated other comprehensive (loss) / income	8,601	2,364
Accumulated deficit	(265,229)	(104,952)

Total shareholders' equity	855,719	1,007,607

Total liabilities and shareholders' equity	$3,716,611	$3,078,764

Extracted without amendment from the audited financial statements of the Company.

PART I

ITEM 1.B

FLAG TELECOM HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED

SEPTEMBER 30, 2001 AND 2000

(Expressed in thousands of dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUES:	55,599	27,327	120,734	71,200
EXPENSES:
Operations and maintenance cost (including non-cash stock compensation expense of $106, $339, $406, $1,506)	15,946	7,603	33,720	24,574
Network expenses	16,006	4,686	33,939	8,288
Sales and marketing (including non-cash stock compensation expense of $53, $228, $278, $936)	4,568	3,552	11,454	9,942
General and administrative (including non-cash stock compensation expense of $187, $773, $973, $3,448)	13,645	9,877	32,172	27,564
Restructuring and asset impairment	28,169	—	28,169	—
Depreciation and amortization	39,254	19,598	85,928	59,596

	117,588	45,316	225,382	129,964
OPERATING LOSS	(61,989)	(17,989)	(104,648)	(58,764)
INCOME FROM INVESTMENT IN FLAG ATLANTIC LIMITED	—	1,138	—	3,326
INTEREST EXPENSE	(26,576)	(28,287)	(80,023)	(74,417)
FOREIGN CURRENCY GAIN/(LOSS)	2,675	16,502	(7,511)	18,870
INTEREST INCOME	7,570	21,654	38,771	48,925

LOSS BEFORE INCOME TAXES	(78,320)	(6,982)	(153,411)	(62,060)
PROVISION FOR INCOME TAXES	2,575	164	5,575	935

NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133	(80,895)	(7,146)	(158,986)	(62,995)
CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133	—	—	(1,291)	—

NET LOSS	$(80,895)	$(7,146)	$(160,277)	$(62,995)

Basic and diluted net loss per common share
before cumulative effect of adoption of SFAS No. 133	$(0.60)	$(0.05)	$(1.19)	$(0.49)
Cumulative effect of adoption of SFAS No. 133	$—	$—	$(0.01)	$—

Basic and diluted net loss per share	$(0.60)	$(0.05)	$(1.20)	$(0.49)

Weighted average common shares outstanding	134,132,484	133,977,574	134,116,942	129,751,360

PART I

ITEM 1.C

FLAG TELECOM HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS

ENDED SEPTEMBER 30, 2001 AND 2000

(Expressed in thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
NET LOSS	(80,895)	(7,146)	(160,277)	(62,995)
Foreign currency translation	14,062	(450)	7,445	(289)
Loss of derivatives—effect of adoption	—	—	(526)	—
Loss on derivatives	(170)	—	(682)	—

COMPREHENSIVE LOSS	(67,003)	(7,596)	(154,040)	(63,284)

PART I

ITEM 1.D

FLAG TELECOM HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Expressed in thousands of dollars)

	September 30, 2001	September 30, 2000
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,277)	$(62,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of adoption of SFAS N0.133	1,291	—
Amortization of financing costs	2,076	1,918
Provision for doubtful accounts	—	(894)
Senior debt discount	1,327	1,081
Non-cash stock compensation	1,657	5,890
Depreciation and amortization (including asset impairment)	114,097	59,596
Loss on disposal of property and equipment	—	93
Deferred taxes	(289)	(152)
Add (deduct) net changes in assets and liabilities:
Accounts receivable	(33,103)	5,869
Prepaid expenses and other assets	(89,237)	(30,072)
Accounts payable and accrued liabilities	28,391	42,521
Income taxes payable	4,573	(274)
Deferred revenue and other	603,125	122,005

Net cash provided by operating acitivities	473,631	144,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs incurred	(1,883)	(3,653)
Net proceeds from issuance of 11 5/8% senior notes	—	576,649
Proceeds from long-term debt	38,000	—
Repayment of long-term debt	(24,500)	(65,000)
Capital contributions—Initial Public Offering	—	633,769
Capital contributions—Options exercised	495	266
Decrease / (increase) in restricted cash	202,355	(122,802)

Net cash provided by financing activities	214,467	1,019,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction	(700,576)	(18,400)
Investment in FLAG Atlantic	—	(3,431)
Proceeds from disposal of property and equipment	—	32
Investment in property and equipment (incl L/T Asset)	(410,756)	(30,956)

Net cash used in investing activities	(1,111,332)	(52,755)

NET (DECREASE) / INCREASE IN CASH	(423,234)	1,111,060
Effect of foreign currency movements	1,845	(24,931)
CASH, beginning of period	919,709	3,191

CASH, end of period	$498,320	$1,089,320

SUPPLEMENTAL INFORMATION ON INVESTING ACTIVITIES:
Increase in construction in progress	$838,707	$16,056
(Increase)/Decrease in accrued construction costs	(160,978)	2,344

Cash paid for construction in progress	$677,729	$18,400

SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense for period	$80,023	$74,417
Amortization of financing costs	(3,403)	(2,998)
Increase in accrued interest payable	(8,263)	(23,550)

Interest paid	$68,358	$47,869

Interest capitalized	$15,121	$687

Taxes paid	$1,043	$1,090

PART I

ITEM 1.E

FLAG TELECOM HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2001 AND 2000

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

    FLAG Telecom is a leading global network services provider and independent carriers' carrier providing a range of products and services to the international carrier community, Application Service Providers ("ASPs") and Internet Service Providers ("ISPs") across a global network platform. Leveraging this network, FLAG Telecom's network services business markets a range of managed bandwidth and value-added services targeted at carriers, ISPs, ASPs and selected multinational corporations worldwide.

    Currently, we have the following cable systems in operation or under development: FLAG Europe-Asia ("FEA"), a cable which stretches from the UK to Japan and which entered commercial service in November 1997; FLAG Atlantic-1 ("FA-1"), the world's first transoceanic multi-terabit dual cable system, which is now offering fully protected services between New York, London and Paris; and FLAG North Asian Loop ("FNAL"), a multi-terabit intra-Asia submarine cable system which will provide fully protected services between Hong Kong, Tokyo, Seoul and Taipei, the Eastern, Hong Kong to Tokyo, leg of which entered commercial service in June 2001. Additionally, we have entered into an agreement to collaborate in the development and use of Verizon Communications' recently announced city-to-city European backbone network providing connectivity to major European business centers, which has enabled us to establish a European network.

    As of September 30, 2001 our own fiber network had operational landing stations in 15 countries. In addition, there are 20 city Points of Presence ("PoPs") located in San Francisco, New York (3), London (2), Paris, Madrid, Amsterdam, Brussels, Frankfurt, Dusseldorf, Cairo, Hong Kong (2), Seoul, Tokyo (2), Shanghai and Singapore.

    Our network services business, launched in 1999, develops and markets a broad range of products and services aimed at both established and emerging communications companies. We currently offer traditional capacity products as well as Managed Bandwidth Services ("MBS"), IP Transit Services ("IP-T") and IP Point-to-Point Services ("IP-P").

2.  BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("US GAAP") and include the accounts and balances of FLAG Telecom and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2001 and 2000, the balance sheet as of September 30, 2001, and the cash flows for the nine months ended September 30, 2001 and 2000. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year. Investments in which FLAG Telecom has an interest of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method.

    At September 30, 2001 and December 31, 2000, there were no equity method investments held by FLAG Telecom. There was an equity method investment accounted for during the nine months ended September 30, 2000.

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

3.3 RESTRUCTURING AND RELATED ASSET IMPAIRMENT

    Restructuring charges and asset impairment charges of $28,169 were recorded in the third quarter of 2001. On August 7, 2001 FLAG Telecom announced that it had decided not to proceed with the FLAG Pacific-1 ("FP-1") project in association with TyCom that had been announced in the second quarter. The agreement in principle with TyCom was conditional upon FLAG Telecom obtaining financing on satisfactory terms. However, despite substantial efforts on FLAG Telecom's part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. Following this decision certain employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation were written off.

    The restructuring and asset impairment charges are as follows:

($000's except per share data)	September 30, 2000 (unaudited)
Staff reduction costs	$1,571
Asset impairment	$26,598

Total costs	$28,169

    The restructuring charge of $1.6 million related to staff reduction costs. FLAG Telecom has paid an aggregate of $0.5 million in restructuring charges as at 30 September 2001. The remaining cash expenditures relating to the workforce reduction are expected to be substantially paid by the end of 2001.

    FLAG Telecom had commissioned a survey/feasibility study for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed with the project the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million comprising $24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs. $23.6 million of the asset impairment related cash costs were paid as at September 30, 2001 and the remaining cash costs were expected to be paid by the end of 2001.

3.4 CONSTRUCTION IN PROGRESS

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

3.5 PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is taken on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Fixtures and fittings	5 years
Leasehold improvements	remaining lease term
Motor vehicles	5 years
Network
Cable systems	15 years
PoPs	7 years
Transmission and other assets	5 years

    The estimated useful lives of network assets are determined based on the estimated period over which they will generate revenue.

3.6 IMPAIRMENT OF LONG LIVED ASSETS

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

3.7 NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month and nine month periods ended September 30, 2001 and 2000 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as they would be antidilutive in periods in which a loss has been reported. The average aggregate number of potential common share equivalents that have been excluded from the diluted net loss per share calculation was

7,565,770 and 7,056,656 for the three month and nine month periods ended September 30, 2001, respectively, and related entirely to stock options.

3.8 RESTRICTED CASH

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

($000's except per share data)	September 30, 2000 (unaudited)
Revenue	$67,773
Net loss	$(55,985)
Basic and diluted loss per share	$(0.431)

5.  SEGMENT INFORMATION

    On a segmental basis, FLAG Telecom reports its results in its two primary business segments: (1) Capacity and Operations, and (2) Network Services. These two segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

    The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. Management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are directly attributable to that segment.

    Details of the financial results of the two business segments for the three months ended September 30, 2001 and 2000 are summarized below and reconciled to the totals for the Group as a whole.

($ 000's) Selected items	Capacity and operations	September 30, 2001 (unaudited) Network services	Consolidated total	Capacity and operations	September 30, 2000 (unaudited) Network services	Consolidated total
Revenue	$43,855	$11,744	$55,599	$21,591	$5,736	$27,327
Operating expenses	95,080	22,508	117,588	37,506	7,810	45,316

Operating loss	(51,225)	(10,764)	(61,989)	(15,915)	(2,074)	(17,989)

Segmental assets	2,318,993	271,325	2,590,318	1,040,969	19,825	1,060,794

Common assets			1,126,293			1,489,891

Total assets			3,716,611			2,550,685

Cash revenues	206,453	39,134	245,587	66,565	5,735	72,300

Adjusted EBITDA	175,259	18,938	194,197	49,630	(1,708)	47,922

    Details of the financial results of the two business segments for the nine months ended September 30, 2001 and 2000 are summarized below and reconciled to the totals for the Group as a whole.

($ 000's) Selected items	Capacity and Operations	September 30, 2001 (unaudited) Network services	Consolidated total	Capacity and operations	September 30, 2000 (unaudited) Network services	Consolidated Total
Revenue	$90,088	$30,646	$120,734	$59,343	$11,857	$71,200
Operating expenses	175,361	50,021	225,382	114,192	15,772	129,964

Operating loss	(85,273)	(19,375)	(104,648)	(54,849)	(3,915)	(58,764)

Cash revenues	625,891	97,967	723,858	181,348	11,856	193,204

Adjusted EBITDA	560,209	52,455	612,660	131,753	(3,027)	128,726

    Cash revenues and adjusted EBITDA are additional measures reported to and used by the Group's chief operating decision makers for purposes of making decisions about allocating resources to the segments and assessing their performance. Cash revenues are accounting revenues plus changes in deferred revenues. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, one-off asset impairment charge, plus non-cash stock compensation charges, and changes in deferred revenues.

    No individual customer accounted for greater than 10% of revenue.

    Revenue analyzed by geographic location of customers is as follows:

($ 000's)	September 30, 2001 (unaudited)	September 30, 2000 (unaudited)
Revenue:
Americas	29,555	12,125
Europe	37,716	24,681
Middle East	18,892	12,914
Asia	34,571	21,480

Consolidated Revenue	120,734	71,200

6.  ACCOUNTING FOR DERIVATIVES

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

    The following effects were recorded in the accompanying condensed consolidated financial statements as a result of the adoption of SFAS No. 133:

  •
  The Group's interest rate collars are accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133 their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income. Subsequently an additional loss of $682 has been recorded as foreign currency loss in the income statement for the nine month period ended September 30, 2001.

  •
  The Group's cross currency swap held at January 1, 2001 was not designated as an accounting hedge; consequently, upon adoption of SFAS No. 133 the swap was recorded in the balance sheet at fair value, and the Group's underlying economically hedged euro-denominated debt was recorded at current foreign currency rates. The resulting adjustment of $1,291 was recorded as the cumulative effect of adoption of SFAS No. 133. Subsequently an additional loss of $2,963 has been recorded as foreign currency loss in the income statement for the nine month period ended September 30, 2001.

    Subsequent to adoption of SFAS No. 133 during the first quarter of 2001, the Group entered into additional cross currency swaps, which were not designated as accounting hedges. These swaps are recorded at their fair values, with a gain of $1,334 recorded in current period earnings.

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

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. FLAG Telecom's management has not yet assessed the potential impact of the adoption of SFAS No. 143.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. FLAG Telecom's management currently has no plans to dispose of any operations and accordingly, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

PART I

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements made in this report on Form 10-Q are as of the date of filing with the Securities and Exchange Commission (the "SEC") and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report and in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

REVENUES

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Capacity	27,620	11,374
Operations and maintenance	16,235	10,217
Network services	11,744	5,736

Total	55,599	27,327

    Total revenue for the quarter ended September 30, 2001 increased 104% to $55.6 million as compared to $27.3 million for the quarter ended September 30, 2000. This increase is due to an increase in our network services business and the continued growth in capacity sales and activations on the FLAG Telecom network. Revenues are only recognized from the date a system is ready for commercial service and are recognized in the income statement on a pro rata basis evenly over the life of the contract which generally tends to be for fifteen years. The Northern leg of the FA-1 cable system and the Eastern leg of the FNAL cable system both entered commercial service in June 2001 and revenues from both sale of capacity and operations and maintenance were recognized for a full quarter as a result. In the quarter ended September 30, 2000 only the FEA system was in commercial service. As at September 30, 2001, with both the Southern and the Northern legs having entered into commercial service, the full amount of the payments received in advance for FA-1 capacity ("presales") had begun to be recognized as revenues over the life of the contract. In the final quarter of 2001 we would expect revenues to increase as a result of the full FA-1 system having been in commercial service for the full quarter. As the construction of the FNAL cable system progresses and more segments enter into commercial service this will increase the amount of revenue that can be recognized in the income statement.

    Revenue recognized from the sale of capacity increased by 142% to $27.6 million for the quarter ended September 30, 2001, as compared to $11.4 million for the quarter ended September 30, 2000.

    Revenue recognized from operations and maintenance increased by 59% to $16.2 million for the quarter ended September 30, 2001, as compared to $10.2 million for the quarter ended September 30, 2000.

    Revenue recognized from our network services business increased by 105% to $11.7 million for the quarter ended September 30, 2001, as compared to $5.7 million for the quarter ended September 30, 2000, reflecting the continued growth in customers for the growing range of products and services offered by this business segment.

OPERATING EXPENSES

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Network expenses	16,006	4,686
Operations and maintenance	15,946	7,603
Sales and marketing	4,568	3,552
General and administrative	13,645	9,877
Restructuring and asset impairment	28169	—
Depreciation and amortization	39,254	19,598

Total	117,588	45,316

    During the quarter ended September 30, 2001, network expenses increased to $16.0 million, as compared to $4.7 million for the quarter ended September 30, 2000. These costs relate primarily to the utilization of third party capacity, backhaul expenses, connection and access charges, and other network procurement costs. This increase is primarily due to increased third party costs incurred to support the growth in network services products and services and the growth of the network.

    During the quarter ended September 30, 2001, operations and maintenance costs increased by 109% to $15.9 million, as compared to $7.6 million for the quarter ended September 30, 2000. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance agreements as well as salaries and overheads directly associated with operations and maintenance activities. This increase primarily reflects the Northern leg of the FA-1 cable system entering into commercial service during June 2001, thus incurring one full quarters costs and usage of the FNAL cable system during this period.

    During the quarter ended September 30, 2001, sales and marketing costs increased by 28% to $4.6 million, as compared to $3.6 million for the quarter ended September 30, 2000. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. This increase is comprised principally of higher personnel costs arising from the increased sales activity to support the Group's growing range of products.

    During the quarter ended September 30, 2001, general and administrative expenses increased by 37% to $13.6 million, as compared to $9.9 million for the quarter ended September 30, 2000. This increase is comprised principally of higher personnel and related costs and increased general overheads required to support the growth across our business segments.

    For the quarter ended September 30, 2001, we recorded $39.3 million in respect of depreciation and amortization compared to $19.6 million for the quarter ended September 30, 2000. The depreciation and amortization charge for the quarter includes a full quarter's depreciation charge for the FA-1 and FNAL cable systems, portions of which entered commercial service in June 2001. Amounts within construction in progress relating to these systems were transferred to property and equipment when these systems were placed into commercial service.

    Costs for the quarter ended September 30, 2001 include charges for non-cash stock compensation expense of $0.3 million in respect of certain awards under our long-term incentive plan. These charges are required under US GAAP and have no effect on our cash flows.

    Restructuring charges and asset impairment charges of $28.2 million were recorded in the third quarter of 2001. On August 7, 2001 FLAG Telecom announced that it had decided not to proceed with the FP-1 project in association with TyCom that had been announced in the second quarter. The agreement in principle with TyCom was conditional upon FLAG Telecom obtaining financing on satisfactory terms. However, despite substantial efforts on FLAG Telecom's part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. Following this decision certain employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation were written off. The restructuring charge of $1.6 million related to staff reduction costs. In total FLAG Telecom had paid $0.5 million as at September 30, 2001. The remaining cash expenditures relating to the workforce reduction are expected to be substantially paid by the end of 2001. FLAG Telecom had commissioned a marine survey for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million, comprising $24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs. $22.8 million of the asset impairment related costs were paid as at September 30, 2001 and the remaining cash costs were expected to be paid by the end of 2001.

INTEREST EXPENSE AND INTEREST INCOME

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Interest expense	(26,576)	(28,287)
Foreign currency gain	2,674	16,502
Interest income	7,570	21,654

    Interest expense on borrowings for the quarter ended September 30, 2001 were $26.6 million compared to $28.3 million during the quarter ended September 30, 2000. The decrease in interest expense of $1.7 million is attributable to the capitalization of interest directly related to construction projects. See also "Liquidity and Capital Resources."

    The foreign exchange gain of $2.7 million arises from the translation of the euro denominated cash balances giving rise to a gain of $2.0 million and the gains and losses on foreign exchange contracts giving rise to a gain of $0.7 million.

    Interest income of $7.6 million was earned during the quarter ended September 30, 2001, compared to $21.7 million earned during the quarter ended September 30, 2000. The interest income was earned on cash balances, short-term investments and restricted cash held by a collateral trustee or in escrow arising from ongoing business operations. These amounts were created from cash generated from operations, the proceeds received from our initial public offering in February 2000 and further borrowings, including the issuance of our senior notes, which are currently held on deposit and are now being applied to various construction projects within the Group.

PROVISION FOR TAXES

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Provision for income taxes	2,575	164

    The provision for taxes was $2.6 million for the quarter ended September 30, 2001 compared to $0.2 million for the quarter ended September 30, 2000. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied in the future, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

NET LOSS AND LOSS PER COMMON SHARE

    For the quarter ended September 30, 2001, we recorded a net loss of $80.9 million compared to a net loss of $7.1 million for the quarter ended September 30, 2000. This includes a restructuring and asset impairment charge following the decision not to progress with the construction of the FP-1 cable system totaling $28.2 million.

    Basic and diluted loss per common share was $0.60 for the quarter ended September 30, 2001 compared to basic and diluted loss per common share of $0.05 for the quarter ended September 30, 2000.

OTHER FINANCIAL MEASURES

    Management considers the following to be key performance indicators of the business and monitors these on an ongoing basis:

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
EBITDA(1)	3,863	1,609
Adjusted EBITDA(2)	194,197	47,922
Cash Revenues(3)	245,587	72,300

(1)
EBITDA is operating income/(loss) plus depreciation and amortization and one-off asset impairment charges. It is presented because we believe it is used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under US GAAP.

(2)
Adjusted EBITDA is operating income/(loss) plus the following items: depreciation and amortization, one-off asset impairment charge, non-cash stock compensation and changes in deferred revenues. Adjusted EBITDA is not a measurement of financial performance under US GAAP.

(3)
Cash revenues are US GAAP revenues plus changes in deferred revenues. Cash revenues are not a measurement of financial performance under US GAAP.

EBITDA

    We achieved EBITDA of $3.9 million for the quarter ended September 30, 2001, as compared to $1.6 million for the quarter ended September 30, 2000. This increase in EBITDA is principally driven by the significant increase of our revenues during the quarter.

ADJUSTED EBITDA

    During the quarter ended September 30, 2001 our adjusted EBITDA increased to $194.2 million, as compared to $47.9 million for the quarter ended September 30, 2000. This increase includes the impact of $143.5 million of presale revenues billed in relation to the FA-1 and FNAL cable systems.

CASH REVENUES

    Our cash revenues for the quarter ended September 30, 2001 increased to $245.6 million, as compared to $72.3 million for the quarter ended September 30, 2000. This increase is principally due to sales of capacity (including presales) on our FA-1, FNAL, and FEA cable systems in addition to the increased revenues achieved by our network services business. As we complete our global network build we expect cash revenues to fall as the level of presales diminishes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

REVENUES

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Capacity	48,964	29,410
Operations and maintenance	41,124	29,933
Network services	30,646	11,857

Total	120,734	71,200

    Total revenue for the nine months ended September 30, 2001 increased 70% to $120.7 million as compared to $71.2 million for the nine months ended September 30, 2000. This increase is due to a significant increase in our FNS business and the continued growth in capacity sales and activations on the FLAG Telecom network. Revenues are only recognized from the date a system is ready for commercial service and are recognized in the income statement on a pro rata basis evenly over the life of the contract which generally tends to be for fifteen years. The Northern leg of the FA-1 cable system and the Eastern leg of the FNAL cable system both entered commercial service in June 2001 and revenues from both sale of capacity and operations and maintenance were recognized for a full quarter as a result. In the nine month period ended September 30, 2000 only the FEA system was in commercial service. As at September 30, 2001, with both the Southern and the Northern legs having entered into commercial service, the full amount of the payments received in advance for FA-1 capacity ("presales") had begun to be recognized as revenues over the lives of the respective contracts. In the final quarter of 2001 we would expect revenues to increase as a result of the full FA-1 system having been in commercial service for the full quarter. As the construction of the FNAL cable system progresses and more segments enter into commercial service this will increase the amount of revenue that can be recognized in the income statement.

    Revenue recognized from the sale of capacity increased by 67% to $49.0 million for the nine months ended September 30, 2001, as compared to $29.4 million for the nine months ended September 30, 2000.

    Revenue recognized from operations and maintenance increased by 37% to $41.1 million for nine months ended September 30, 2001, as compared to $29.9 million for the nine months ended September 30, 2000.

    Revenue recognized from network services increased by 157% to $30.6 million for the nine months ended September 30, 2001, as compared to $11.9 million for the nine months ended September 30, 2000, reflecting the continued growth in customers for the growing range of products and services offered by this business segment.

OPERATING EXPENSES

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Network expenses	33,939	8,288
Operations and maintenance	33,720	24,574
Sales and marketing	11,454	9,942
General and administrative	32,172	27,564
Restructuring and asset impairment	28,169	—
Depreciation and amortization	85,928	59,596

Total	225,382	129,964

    During the nine months ended September 30, 2001, network expenses increased to $33.9 million, as compared to $8.3 million for the nine months ended September 30, 2000. These costs relate primarily to the utilization of third party capacity, backhaul expenses, connection and access charges, and other network procurement costs. This increase is primarily due to increased third party costs incurred to support the growth in network services products and services and the growth of the network.

    During the nine months ended September 30, 2001, operations and maintenance costs increased by 37% to $33.7 million, as compared to $24.6 million for the nine months ended September 30, 2000. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance agreements as well as salaries and overheads directly associated with operations and maintenance activities. This increase primarily reflects the Northern leg of the FA-1 cable system entering into commercial service during June 2001, thus incurring one full quarters costs and usage of the FNAL cable system during this period.

    During the nine months ended September 30, 2001, sales and marketing costs increased by 16% to $11.5 million, as compared to $9.9 million for the nine months ended September 30, 2000. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. This increase is comprised principally of higher personnel costs arising from the increased sales activity to support the Group's growing range of products.

    During the nine months ended September 30, 2001, general and administrative expenses increased by 17% to $32.2 million, as compared to $27.6 million for the nine months ended September 30, 2000. This increase is comprised principally of higher personnel and related costs and increased general overheads required to support the growth across our business segments.

    For the nine months ended September 30, 2001, we recorded $85.9 million in respect of depreciation and amortization compared to $59.6 million for the nine months ended September 30, 2000. The depreciation and amortization charge for the nine months includes a full quarters depreciation charge for the FA-1 and FNAL cable systems, portions of which entered commercial service during June 2001. Amounts within construction in progress relating to these systems were transferred to property and equipment when these systems were placed into commercial service.

    Costs for the nine months ended September 30, 2001 include charges for non-cash stock compensation expense of $1.7 million in respect of certain awards under our long-term incentive plan. These charges are required under US GAAP and have no effect on our cash flows.

    Restructuring charges and asset impairment charges of $28.2 million were recorded in the third quarter of 2001. On August 7, 2001 FLAG Telecom announced that it had decided not to proceed with the FP-1 project in association with TyCom that had been announced in the second quarter. The agreement in principle with TyCom was conditional upon FLAG Telecom obtaining financing on satisfactory terms. However, despite substantial efforts on FLAG Telecom's part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. Following this decision certain employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation were written off. The restructuring charge of $1.6 million related to staff reduction costs. In total FLAG Telecom had paid $0.5 million as at September 30, 2001. The remaining cash expenditures relating to the workforce reduction are expected to be substantially paid by the end of 2001. FLAG Telecom had commissioned a marine survey for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million, comprising $24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs. $22.8 million of the asset impairment related costs were paid as at September 30, 2001 and the remaining cash costs were expected to be paid by the end of 2001.

INTEREST EXPENSE AND INTEREST INCOME

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Interest expense	(80,023)	(74,417)
Foreign currency (loss) / gain	(7,511)	18,870
Interest income	38,771	48,925

    Interest expense on borrowings for the nine months ended September 30, 2001 was $80.0 million compared to $74.4 million during the nine months ended September 30, 2000. The increase in interest expense of $5.6 million is attributable to the impact of additional borrowings taken on towards the end of quarter one 2001 which has been partly offset by the capitalization of interest directly related to construction projects. See also "Liquidity and Capital Resources."

    The foreign exchange loss of $7.5 million arises from the translation of the euro denominated cash balances giving rise to a gain of $3.2 million and the gains and losses on foreign exchange contracts giving rise to a loss of $10.7 million.

    Interest income of $38.8 million was earned during the nine months ended September 30, 2001, compared to $48.9 million earned during the nine months ended September 30, 2000. The interest income was earned on cash balances, short-term investments and restricted cash held by a collateral trustee or in escrow arising from ongoing business operations. These amounts were created from cash generated from operations, the proceeds received from our initial public offering in February 2000 and further borrowings, including the issuance of our senior notes during March 2000, which are currently being applied to various construction projects within the Group.

PROVISION FOR TAXES

(Expressed in thousands of dollars)	September 30, 2001	September 30, 2000
Provision for income taxes	5,575	935

    The provision for taxes was $5.6 million for the nine months ended September 30, 2001 compared to $0.9 million for the nine months ended September 30, 2000. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied in the future, we have received an undertaking from the Bermuda Government exempting us from all such taxes until March 28, 2016.

CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133

    For the quarter ended March 31, 2001, we recorded $1.3 million as the cumulative effect of adoption of SFAS No. 133. See also Note 6 of Notes to Consolidated Financial Statements.

NET LOSS AND LOSS PER COMMON SHARE

    For the nine months ended September 30, 2001, we recorded a net loss of $160.3 million compared to a net loss of $63.0 million for the nine months ended September 30, 2000.

    Basic and diluted loss per common share was $1.19 for the nine months ended September 30, 2001 compared to basic and diluted loss per common share of $0.49 for the nine months ended September 30, 2000.

OTHER FINANCIAL MEASURES

    Management considers the following to be key performance indicators of the business and monitors these on an ongoing basis:

(Expressed in thousands of Dollars)	September 30, 2001	September 30, 2000
EBITDA	7,878	832
Adjusted EBITDA	612,660	128,726
Cash Revenues	723,859	193,204

EBITDA

    We achieved EBITDA of $7.9 million for the nine months ended September 30, 2001, as compared to $0.8 million for the nine months ended September 30, 2000. This increase in EBITDA is principally driven by the 70% increase in our revenues.

ADJUSTED EBITDA

    During the nine months ended September 30, 2001 our adjusted EBITDA increased to $612.7 million, as compared to $128.7 million for the nine months ended September 30, 2000. This increase includes the impact of $418.2 million of presale revenues billed in relation to the FA-1 and FNAL cable systems.

CASH REVENUES

    Our cash revenues for the nine months ended September 30, 2001 increased to $723.9 million, as compared to $193.2 million for the nine months ended September 30, 2000. This increase is principally due to sales of capacity (including presales) on our FA-1, FNAL, and FEA cable systems in addition to the increased revenues achieved by our network services business. As we complete our global network build we expect cash revenues to fall as the level of presales diminishes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Group's operations and ability to grow may be affected by risks and uncertainties which could cause actual results to differ materially from those currently anticipated including, without limitation:

  •
  the Group's ability to achieve revenues from products and services that are in the early stages of development or operation;

  •
  the Group's completion of FNAL and any other future network communication project within budget and on time, and the potential for refunding deferred revenue related to such projects should final ready for service dates not be achieved;

  •
  the timely performance of our contractors, partners and affiliates as well as our customer's ability to meet their financial obligations on a timely basis;

  •
  the Group's substantial indebtedness, which could impair our ability to raise or generate required capital and limit our operating flexibility;

  •
  the Group's ability to deploy sophisticated technologies on a global basis;

  •
  the Group's ability to upgrade and expand its network and respond to customer demands and industry changes;

  •
  regulatory enactments and changes;

  •
  competition and pricing pressure;

  •
  rapid technological change;

  •
  adverse foreign economic or political events; and

  •
  other factors that are discussed in our and FLAG Limited's Registration Statements and subsequent periodic filings with the SEC.

    Without limiting the generality of the foregoing, we note in particular the following factors that may affect future results. Although the FNAL project remains on schedule for completion in mid-2002, any delay in the completion of this or any other part of the FLAG Telecom network which has not yet entered into commercial service would have the effect of delaying the recognition of revenues. Additionally, any delays in the completion of the network would slow our ability to migrate customer traffic onto our own network from third party suppliers who are currently providing capacity to us (at a higher cost than our own network) on a temporary basis. Until such migration is completed we continue to be reliant upon the performance of our third party suppliers and any failure in their performance would have the effect of delaying the receipt of revenue from our customers and increasing costs. Also, failure to complete the FNAL project on target could result in a default under the credit facility entered into to provide financing for the FNAL system and an acceleration of the indebtedness thereunder. In addition, FNAL is being built as a development project between a subsidiary of FLAG Telecom and an unrelated third party. We cannot assure you that such third party will continue to fulfill its obligations under the development agreement, which could be negatively affected by an adverse change in such third party's financial condition, among other things.

    We also note that the global economic conditions are increasingly difficult and the general conditions prevalent in the global telecommunications market and capital market constraints continue to affect our customers' capital spending plans significantly. Any worsening or prolongment of these circumstances may affect our future results. Furthermore, we may continue to be faced with competition that focuses on low prices as opposed to quality and stable supply. We believe, however, that such competition may lessen as a result of the current conditions in the telecom market.

    We have substantial indebtedness, including $430 million of 8 1/4% Senior Notes issued by FLAG Limited, Euro300 million of 11 5/8% Senior Notes issued by FLAG Telecom, Euro300 million of 11 5/8% Senior Notes issued by FLAG Telecom, $100 million outstanding under FLAG Atlantic's credit facility and $68.5 million outstanding under FLAG Limited's credit facility, in each case as of September 30, 2001. In addition, FLAG Asia Limited entered into a $300 million credit facility in August 2001 to provide financing for construction of the FNAL system. As of September 30, 2001, no amounts had been drawn down under the FNAL credit facility. The Group's indebtedness could impair our ability to raise or generate additional capital, limit our operating flexibility and make us more vulnerable to adverse changes in our markets or the economy generally.

    We derive revenues from services and products provided to a variety of customers primarily in the telecommunications industry. Although none of these exceeds 10% of our revenues, we have some concentration of credit risk among our customer base. We regularly perform ongoing credit evaluations of our larger customers' financial condition. Any defaults in payment or a reduction in purchases by our customers could have a negative impact on our financial condition, results of operations and liquidity. We are also exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, however, we transact only with highly-rated counterparties and do not currently have reason to expect any such counterparties to fail to meet their obligations to us.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date through a combination of cash generated from operations, presale proceeds, equity contributions, bank debt, the proceeds of debt offerings, and the proceeds of our initial public offering.

FLAG Telecom Holdings Limited

    On February 16, 2000 we sold 27,964,000 common shares at $24 per share in our initial public offering. We received $633.7 million in net proceeds from that offering. On March 17, 2000 we completed our sale of 11 5/8% Senior Notes due 2010 in the US and Europe, raising net proceeds of $576.6 million.

    On December 20, 2000, we entered into a cross currency swap to manage the foreign exchange exposure of our Euro300 million 11 5/8% Senior Notes due 2010. Under the swap agreement we exchanged Euro300 million for $269.0 million. On June 20, 2002, we will exchange back the $269.0 million for Euro300 million.

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

FLAG Limited

    On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($68.5 million of which remained outstanding at September 30, 2001 and $93 million of which was outstanding at December 31, 2000) and a $10 million revolving credit facility (none of which was outstanding at June 30, 2001 or December 31, 2000). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bore interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes due 2008 of FLAG Limited. The current interest rate is 200 basis points over LIBOR. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

    At the end of March 1998, FLAG Limited entered into two interest rate swap agreements to manage its exposure to interest rate fluctuations on its credit facilities. Under the swap agreements, FLAG Limited paid a fixed rate of 5.6% on a notional amount of $60.0 million and a fixed rate of 5.79% on a notional amount of $100.0 million and the swap counterparty paid the floating rate based on LIBOR. One swap agreement terminated in January 2000 and the other swap agreement terminated in July 2000. In August 2000 FLAG Limited entered into an interest rate collar transaction for an initial notional amount of $60.0 million, reducing in increments to $20.0 million in the final quarter of 2001. The transaction terminates on April 30, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of 5.85%. FLAG Limited recognizes the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

FLAG Atlantic Limited

    In October 1999, FLAG Atlantic entered into an interest rate collar transaction for an initial notional amount of $31.0 million, increasing in increments to $106.0 million in the final quarter of

2001. The transaction terminates on November 30, 2001. The collar is comprised of a LIBOR cap at 7% and a floor of 6.27%. FLAG Atlantic recognizes the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    In October 2001, FLAG Atlantic entered into an interest rate swap for an initial notional amount of $260.0 million, reducing in increments to $99.0 million in the first quarter of 2005. The transaction commences on December 31, 2001 and terminates on March 31, 2005. Under the swap agreement, FLAG Atlantic pays a fixed rate of 3.94% and the swap counterparty pays the floating rate based on LIBOR.

    FLAG Atlantic has a $575.0 million construction/term loan facility (of which $100.0 million and $62.0 million was outstanding at September 30, 2001 and December 31, 2000, respectively) and a $25.0 million revolving credit facility (none of which was outstanding at September 30, 2001 or December 31, 2000). These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. FLAG Atlantic has elected, over the course of the construction contract for FA-1, to cancel $134.2 million of the undrawn construction loan facility as a result of capacity pre-sales over and above the anticipated pre-sale targets. Commitment fees accrue on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

    FLAG Atlantic's bank facility is secured by an assignment of all of FLAG Atlantic's contracts, a security interest in its bank accounts and property and a pledge of all of the stock in FLAG Atlantic.

    On December 6, 2000 we completed the purchase from GTS of its interest in FLAG Atlantic. FLAG Atlantic is now a wholly-owned subsidiary of FLAG Telecom. Under the terms of the agreement, GTS receives $135.0 million in cash from FLAG Telecom, and FLAG Telecom assumed FLAG Atlantic's cash of $265.8 million at December 31, 2000, which was restricted to use for FA-1 purposes only, along with all other remaining assets and liabilities of FLAG Atlantic. The transaction was accounted for under the purchase method of accounting and, accordingly, the excess of the assets acquired and liabilities assumed has been recorded as goodwill. The initial purchase price allocation was based on current estimates. We will make final purchase price allocations based upon the final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Funding arrangements for the project, including all presale commitments are unaffected.

FLAG Asia Limited

    On January 9, 2001, FLAG Telecom entered into an agreement with Level 3 Communications, Inc. for the development of FNAL, a multi-terabit intra-Asian submarine cable system. In August, 2001, to finance its share of the construction costs, FLAG Asia Limited ("FLAG Asia") entered into a $300 million construction/term loan facility (of which none was outstanding at September 30, 2001). This facility has a term of 6 1/2 years and bears interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 325 basis points for the balance of the loans.

    FLAG Asia's bank facility is secured by an assignment of all of FLAG Asia's contracts, a security interest in its bank accounts and property and a pledge of all of the capital stock in FLAG Asia.

    In October 2001, FLAG Asia entered into an interest rate swap for an initial notional amount of $89.2 million, rising to $113.0 million in the second quarter of 2002 and then reducing in increments to $2.2 million in the third quarter of 2005. The transaction commences on December 31, 2001 and terminates on September 30, 2005. Under the swap agreement, we pay a fixed rate of 3.90% and the swap counterparty pays the floating rate based on LIBOR.

CASH FLOWS

    Total cash provided by operating activities was $473.6 million and that used in investing activities was $(1,111.3) million, during the nine months ended September 30, 2001. At September 30, 2001, total cash had decreased to $668.8 million from $1,292.5 million at December 31, 2000, primarily as a result of further payments on the construction of the FLAG Telecom network.

    Total cash provided by operating activities and used in investing activities during the nine months ended September 30, 2000 were $144.6 million and $(52.8) million, respectively.

ASSETS

    One of our primary assets is the current net book value of the FLAG Telecom network including construction in progress recorded in property and equipment totaling $2,498.5 million at September 30, 2001, compared to $1,538.0 million at December 31, 2000. The increase of $993.3 million is primarily due to the ongoing construction of the various cable systems, particularly the FA-1 system, the Northern leg of which became operational in June 2001, with the remaining portion becoming operational in September 2001. The capitalised costs incurred in the construction of the various FLAG Telecom cable systems under construction have been included in Construction in Progress.

    Our other property and equipment consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $22.9 million and $10.7 million as of September 30, 2001 and December 31, 2000, respectively.

    As of September 30, 2001, the Group had net current assets of $305.7 million compared to net current assets of $750.5 million, at December 31, 2000.

ACCOUNTS RECEIVABLE

    The accounts receivable balance at September 30, 2001 of $174.3 million includes $19.8 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date. The comparable figure at December 31, 2000 was $50.6 million.

IMPACT OF THE INTRODUCTION AND ADOPTION OF THE EURO

    On January 1, 1999, eleven of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

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

    Other than this, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. We invoice some network services products in local currencies. Some contracts with suppliers of services to our network services business are payable in currencies other than U.S. dollars. Some vendor contracts for the provision to the FEA cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. We enter into forward foreign currency contracts to hedge exposures that are considered material to our financial position.

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

SENIOR NOTES AS OF SEPTEMBER 30, 2001

Type of Instrument	Principal Payments Due	Maturity Date	Interest Rate	Currency and Principal Amount (million)	Currency and Fair Value (million)	FLAG Option to Redeem
FLAG Telecom Holdings Limited
11 5/8% Senior Notes	Semi-annually	March 2010	Fixed 11 5/8%	$300.0	$120	Any time after March 2005
FLAG Telecom Holdings Limited
11 5/8% Senior Notes	Semi-annually	March 2010	Fixed 11 5/8%	Euro300.0	Euro105	Any time after March 2005
FLAG Limited
8 1/4% Senior Notes	Semi-annually	January 2008	Fixed 8 1/4%	$430.0	$283.8	Any time after January 2003

DERIVATIVE FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 2001

Type of Instrument	Payments Due	Maturity Date	Rate Payable	Rate Receivable	Notional Amount ($ million)	Fair Value ($ million)
Cross Currency Swap	Semi-annually	June 20, 2002	1.265%	Nil	$268.98	(0.4)
					Euro300.0

LONG-TERM DEBT AS OF SEPTEMBER 30, 2001

Type of Instrument	Principal Payments Due	Maturity Date	Interest Rate	Principal Amount ($ million)	Fair Value ($ million)	FLAG Option to Redeem
FLAG Limited credit facility	Quarterly	January 2006	Floating LIBOR + 150 to 250 basis points	68.5	68.5	At any time
FLAG Atlantic Limited credit facility	Quarterly	April 2007	Floating LIBOR + 125 to 300 basis points	100	100	At any time
FLAG Asia Limited credit facility	Quarterly	February 2008	Floating LIBOR + 125 to 325 basis points	0	0	At any time

FOREIGN CURRENCY DERIVATIVE FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 2001

Type of Instrument	Payments Due	Maturity Date	Fair Value ($ million)
Forward Contracts	Various	Various	(0.05)

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 2001

Type of Instrument	Payments Due	Maturity Date	Rate Payable	Rate Receivable	Notional Amount ($ million)	Fair Value ($ million)
FLAG Atlantic Limited
LIBOR Collar	Quarterly	November 2001	Floor at 6.27%	Cap at 7%	106.0	(0.7)
FLAG Limited
LIBOR Collar	Quarterly	April 2002	Floor at 5.85%	Cap at 8%	25.0	(0.5)

    The three-month LIBOR rate at September 30, 2001 was 2.59000%.

PART II

ITEM 1. LEGAL PROCEEDINGS

    We are involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

  (d)
  Proceeds to us from our initial public offering, which closed on February 16, 2000, after deduction of underwriting discounts and commissions of approximately $33.6 million and offering expenses of approximately $3.8 million, totaled approximately $633.7 million. Of the $633.7 million raised by us, approximately $100.0 million has been used to fund our equity contribution to FLAG Atlantic as at September 30, 2001, $100.0 million has been used to fund our investment in FLAG Asia, $29.5 million has been used to repay long term indebtedness, $249.3 million has been used to fund the development and growth of our services business. The balance of the offering proceeds remains available to us to fund additional expansions and enhancements of the FLAG Telecom network, to develop our products and services offerings and for general corporate purposes. The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our IPO in a manner other than as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

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

Exhibit	Description
4.1	Memorandum of Association	Incorporated by Reference to exhibit 3.1 to the Company's Registration Statement on Form F-1, Registration No. 333-94899, filed with the SEC on January 18, 2000.

4.2	Bye-Laws of the Company	Incorporated by Reference to exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.
4.3	Form of share certificate	Incorporated by Reference to the Company's Registration Statement on Form F-1, Registration No. 333-94899, filed with the SEC on January 18, 2000.
4.4	Form of Registration Rights Agreement	Incorporated by Reference to the Company's Registration Statement on Form F-1, Registration No. 333-94899, filed with the SEC on January 18, 2000.
4.5	Indenture, dated March 17, 2000 between the Company and The Bank of New York, as Trustee, relating to 11 5/8% Senior Euro Notes Due 2010	Incorporated by Reference to the Company's Current Report on Form 8-K, Registration No. 333-94899, filed with the SEC on March 23, 2000.
4.6	Indenture, dated March 17, 2000 between the Company and The Bank of New York, as Trustee, relating to 11 5/8% Senior Dollar Notes Due 2010	Incorporated by Reference to the Company's Current Report on Form 8-K, Registration No. 333-94899, filed with the SEC on March 23, 2000.
4.7	The Company's Amended and Restated Long-Term Incentive Plan	Incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K, Registration No. 000-29207, filed with the SEC on March 30, 2001.
4.8	Registration Rights Agreement, dated as of June 19, 2001, between FLAG Telecom Holdings Limited, Verizon International Holdings Ltd. and TyCom Ltd.	Incorporated by Reference to exhibit 4.8 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.
99.1	Collocation Agreement between FLAG Atlantic UK Limited, FLAG Atlantic France Sarl, Verizon Global Solutions UK Ltd. and Verizon Global Solutions France dated February 19, 2001	Incorporated by Reference to exhibit 99.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.
99.2	Network Alliance Agreement between FLAG Telecom Ireland Network Limited and Verizon Global Solutions Holdings II Ltd. dated April 3, 2001	Incorporated by Reference to exhibit 99.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.
99.3	Re-Sale and Purchase Agreement between FLAG Telecom Global Networks Limited, FLAG Telecom Ireland Network Limited and Verizon Global Solutions Holdings II Ltd.	Incorporated by Reference to exhibit 99.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.
99.4	Marine Maintenance Service Agreement between TyCom Contracting Limited and FLAG Atlantic Ltd. dated June 1, 2001	Incorporated by Reference to exhibit 99.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.

99.5
		Credit Agreement, dated as of August 16, 2001, among FLAG Asia Limited, Westdeutsche Landesbank Girozentrale, New York Branch, as lead arranger, administrative agent and syndication agent, the Royal Bank of Scotland PLC, as documentation agent, and the lenders thereunder from time to time	**
99.6	*	Letter Agreement, dated as of July 13, 2001, between FLAG Telecom Holdings Limited and Samih Kawar.	**
99.7	*	Letter Agreement, dated as of July 13, 2001, between FLAG Telecom Holdings Limited and Stuart Rubin.	**
99.8	*	Letter Agreement, dated as of July 13, 2001, between FLAG Telecom Holdings Limited and Larry Bautista.	**

**
Filed herewith.

(b)
REPORTS ON FORM 8-K.

  The following Reports on Form 8-K were filed during the quarter to which this Quarterly Report relates:

July 16, 2001	—re: change of Directors and Chief Financial Officer
August 7, 2001	—re: June 30, 2001 results
August 23,2001	—re: FNAL financing.
October 12, 2001	—re: release of September 30, 2001 results
November 8, 2001	—re: September 30, 2001 results

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2001.

FLAG TELECOM HOLDINGS LIMITED
By:	/s/ EDWARD MCCORMACK Edward McCormack Chief Operating Officer
By:	/s/ KEES VAN OPHEM Kees van Ophem General Counsel and Secretary

QuickLinks

FLAG TELECOM HOLDINGS LIMITED FORM 10-Q INDEX
FLAG TELECOM HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (Expressed in thousands of dollars except share and per share amounts)
FLAG TELECOM HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Expressed in thousands of dollars except share and per share amounts)
FLAG TELECOM HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Expressed in thousands of dollars)
FLAG TELECOM HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Expressed in thousands of dollars)
FLAG TELECOM HOLDINGS LIMITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND 2000
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART I
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES