Form 10-Q/A
period 2001-06-30
FLAG TELECOM HOLDINGS LTD
filed 2002-01-30
CIK 1102752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                         FLAG TELECOM HOLDINGS LIMITED
                                 FORM 10-Q/A
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

    The following documents are filed as part of or incorporated by reference in this registration statement.

EXHIBIT  DESCRIPTION
-------  -----------
 4.1     Memorandum of Association                                   Incorporated by Reference to exhibit 3.1 to
                                                                     the Company's Registration Statement on Form
                                                                     F-1, Registration No. 333-94899, filed with
                                                                     the SEC on January 18, 2000
 4.2     Bye-Laws of the Company                                     **
 4.3     Form of share certificate                                   Incorporated by Reference to the Company's
                                                                     Registration Statement on Form F-1,
                                                                     Registration No. 333-94899, filed with the
                                                                     SEC on January 18, 2000
 4.4     Form of Registration Rights Agreement                       Incorporated by Reference to the Company's
                                                                     Registration Statement on Form F-1,
                                                                     Registration No. 333-94899, filed with the
                                                                     SEC on January 18, 2000
 4.5     Indenture, dated March 17, 2000 between the Company and     Incorporated by Reference to the Company's
         The Bank of New York, as Trustee, relating to 11 5/8%       Current Report on Form 8-K, Registration No.
         Senior Euro Notes Due 2010                                  333-94899, filed with the SEC on March 23,
                                                                     2000
 4.6     Indenture, dated March 17, 2000 between the Company and     Incorporated by Reference to the Company's
         The Bank of New York, as Trustee, relating to 11 5/8%       Current Report on Form 8-K, Registration No.
         Senior Dollar Notes Due 2010                                333-94899, filed with the SEC on March 23,
                                                                     2000
 4.7     The Company's Amended and Restated Long-Term Incentive      Incorporated by reference to exhibit 10.1 to
         Plan                                                        the Company's Annual Report on Form 10-K,
                                                                     Registration No. 000-29207, filed with the
                                                                     SEC on March 30, 2001
 4.8     Registration Rights Agreement, dated as of June 19, 2001,   **
         between FLAG Telecom Holdings Limited, Verizon
         International Holdings Ltd. and TyCom Ltd.
99.1     Collocation Agreement between FLAG Atlantic UK Limited,     **+
         FLAG Atlantic France Sarl, Verizon Global Solutions UK
         Ltd. and Verizon Global Solutions France dated February
         19, 2001
99.2     Network Alliance Agreement between FLAG Telecom Ireland     **+
         Network Limited and Verizon Global Solutions Holdings II
         Ltd. dated April 3, 2001
99.3     Re-Sale and Purchase Agreement between FLAG Telecom         **+
         Global Networks Limited, FLAG Telecom Ireland Network
         Limited and Verizon Global Solutions Holdings II Ltd.
99.4     Marine Maintenance Service Agreement between TyCom          **+
         Contracting Limited and FLAG Atlantic Ltd. dated June 1,
         2001

------------------------

**  Filed herewith.
 + Confidential treatment has been requested with respect to certain portions of this exhibit. The confidential portions of this exhibit for which confidential treatment has been requested have been filed separately with the SEC.

    (b) REPORTS ON FORM 8-K.

    We did not file any Reports on Form 8-K during the quarter to which this Quarterly Report relates.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ____ day of January 2002.

                                             FLAG TELECOM HOLDINGS LIMITED

                                             By:             /s/ EDWARD MCCORMACK
                                                  ------------------------------------------
                                                               Edward McCormack
                                                            CHIEF OPERATING OFFICER

                                             By:             /s/ KEES VAN OPHEM
                                                  ------------------------------------------
                                                                KEES VAN OPHEM
                                                        GENERAL COUNSEL AND SECRETARY