Form 10-K
period 2001-12-31
FLAG TELECOM HOLDINGS LTD
filed 2002-04-01
CIK 1102752

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                     OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2002, based upon the closing price of the Common Shares on The Nasdaq Stock Market for such date, was approximately $35,350,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    The number of outstanding shares of the registrant's Common Shares as of March 20, 2002 was 134,139,046.

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

    None.

                    A NOTE ABOUT FORWARD-LOOKING STATEMENTS

    We have made forward-looking statements in this Form 10-K, including in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, liquidity and capital resources, cash flows, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes", "expects", "anticipates", "intends", "plans", "estimates" and similar expressions.

    Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this Form 10-K.

    You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Among the factors that could cause our future results to differ from those reflected in forward-looking statements are the risks discussed in this Form 10-K under the heading "Business--Risk Factors" beginning on page 17. Please read those risk factors carefully.

                         FLAG TELECOM HOLDINGS LIMITED
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Part I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    24
Item 3.   Legal Proceedings...........................................    25
Item 4.   Submission of Matters to a Vote of Security Holders.........    25

Part II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................    26
Item 6.   Selected Financial Data.....................................    27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    49
Item 8.   Financial Statements and Supplementary Data.................    51
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    51

Part III
Item 10.  Directors and Executive Officers of the Registrant..........    52
Item 11.  Executive Compensation......................................    55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    58
Item 13.  Certain Relationships and Related Transactions..............    60

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    62

FINANCIAL STATEMENTS..................................................   F-1
Signatures
Exhibits

    FLAG Telecom Holdings Limited ("FLAG Telecom" or the "Company") is a Bermuda company with its principal executive offices located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. In addition to the Company, the principal companies which comprise the FLAG Telecom group of companies are the following wholly-owned subsidiaries of FLAG Telecom: FLAG Limited, FLAG Atlantic Limited, FLAG Telecom Ireland Limited, FLAG Asia Limited and FLAG Telecom Global Network Limited. We refer to these subsidiaries, together with the Company, as the "Group". In this annual report, the terms "we", "us" and "our" refer to the Group.

    FLAG Telecom is a "foreign private issuer" within the meaning of Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is voluntarily filing periodic reports under the Exchange Act as if it were a domestic registrant.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Our strategy has not changed in principle since the time of our inception in 1990. We set out to build a global telecommunications network and to leverage the revenue generating ability of that network by overlaying a range of products and services focused on serving the needs of other carriers. We have performed according to our financial plan, built out our systems in a timely manner and on budget and developed an established base of over 130 customers, many of which are the world's leading telecommunications and Internet companies. We are highly focused with a relatively small organization and overhead structure. Our network is currently operational and is almost complete.

    What has changed, quite dramatically, is the economic climate and the financial challenges imposed on our competitors, customers, potential customers and us. Overcapacity in some regions, and lower than anticipated demand, have led to dramatic declines in prices, the unavailability of new capital and a number of Chapter 11 filings by major competitors. Many of our customers are limiting their capital commitments to an absolute minimum. In these difficult market conditions we intend to continue to operate our business conservatively, with a view to serving our customers, conserving our resources and surviving in the difficult and fast-changing telecom market.

    On February 13, 2002, we announced that we were reviewing our business in the light of deteriorating market conditions. At that time, we stated that if there were no improvement in our operating environment, we anticipated that at some point in 2003 we would not have sufficient liquidity to continue our operations, unless we were able to raise additional funds, find a strategic partner, restructure our indebtedness or substantially reduce our cost base in some other way. On March 7, 2002, we announced that we had retained Credit Suisse First Boston and The Blackstone Group as strategic and financial advisors to advise us on financial and strategic alternatives for the long-term development of the Company. As part of our strategy to conserve capital and to control costs, these advisors are assisting us in the review of our business and the evaluation of the most beneficial path for our future, including possible restructuring of our indebtedness, identifying funding opportunities and working with potential strategic partners.

    With the assistance of our financial advisors, we currently are engaged in discussions with certain of our lending banks and equipment suppliers regarding the status of and possible modifications to our existing agreements. Westdeutsche Landesbank Girozentrale ("WestLB"), the agent bank for our project financing for our FLAG North Asian Loop, has informed us that it has cancelled the commitment and terminated the lending facility. We are discussing potential alternative structures with WestLB and are pursuing other possible financing structures for financing this system. In addition, as of March 28, 2002, we have paid all amounts owed to Barclays Bank PLC ("Barclays"), the agent for FLAG Limited's lending banks, under FLAG Limited's credit agreement. We have also reached agreement with Barclays, the agent for FLAG Atlantic Limited's lending banks, under which Barclays has agreed to forbear from exercising certain rights it may have through April 30, 2002.

    FLAG Telecom has $300 million 11 5/8% Senior Notes and E300 million 11 5/8% Senior Notes outstanding. We have determined that we will not make the required interest payments, due March 30, 2002, on these outstanding senior notes. Failure to pay interest would become an event of default after a 30-day grace period. After the grace period, the holders of 25% or more of the notes of either series can accelerate the notes, at which point they would become due and payable. We do not have sufficient liquidity to pay these two series in full at this time. We elected not to make this interest payment in order to conserve our cash and to permit us to enter into discussions with the holders of our outstanding indebtedness to seek a consensual arrangement under which we would restructure our outstanding indebtedness.

    As a result of our decision not to pay interest on FLAG Telecom's senior notes, we have reclassified the senior notes from long-term debt to short-term debt.

    If we are unable to negotiate satisfactory arrangements with our lenders and equipment suppliers, and if FLAG Telecom's senior notes and our equipment purchase obligations on the FLAG North Asian Loop were to become due and payable in the near future, we would not have sufficient liquidity to meet all of these obligations. We cannot assure you that we will be successful in restructuring our obligations. We may have to seek protection under the insolvency laws either in conjunction with our restructuring or if we are unable to negotiate a restructuring. For additional information on these developments, see "Risk Factors--Risks Relating to our Capital Resources and Liquidity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

    Going forward, our operating strategy in the current economic climate is to preserve capital and reduce costs while, where possible, growing the business by:

    - serving the core backbone needs of large telecoms and Internet companies;

    - focusing on regions where we have competitive advantages, such as the Middle East and Asia, and specializing in hard to reach places with favorable competitive dynamics; and

    - increasing the revenue generating capability of the network by adding another tier of services, focusing on developing the Internet Protocol ("IP") layer, increasing our Points of Presence ("PoPs") and entering into new bandwidth intensive markets.

    We will continue to operate our business in a focused manner, providing capacity to traditional carriers, internet service providers and other content providers and concentrating on geographic regions in which we have a strong competitive advantage. We have managed our business conservatively and have not attempted to be all things to all people.

OUR GLOBAL NETWORK

    We have developed a global fiber-optic network through our own build and collaboration with third parties. We set out below the principal features, geographical reach and status of development of our global network.

    OUR OWN BUILD NETWORK

    The following table provides information on the network that we have built since our inception.

PRINCIPAL FEATURES                    WHAT CITIES/COUNTRIES DOES IT REACH?  STATUS OF CONSTRUCTION AND CAPACITY
------------------------------------  ------------------------------------  ------------------------------------
FLAG EUROPE-ASIA (FEA) links the      The system comes ashore at            The FEA system was placed into
telecommunications markets of         16 operational landings in            commercial service in November 1997.
Western Europe and Japan through the  13 countries:                         It has an aggregate capacity of 10
Middle East, India, Southeast Asia    - Porthcurno, UK                      gigabits per second, transmitting on
and China along a route that adjoins  - Estepona, Spain                     two fiber pairs. The system
countries with approximately 75% of   - Palermo, Italy                      incorporates synchronous digital
the world's population. The FEA       - Alexandria, Egypt                   hierarchy ("SDH"), which is the
system consists of approximately      - Suez, Egypt                         current international standard for
28,000 kilometers of undersea         - Aqaba, Jordan                       digital transmission and management.
fiber-optic cable with a              - Jeddah, Saudi Arabia                We currently believe that, with the
580 kilometer dual land crossing in   - Fujairah, UAE                       latest available technology, the
Egypt and a 450 kilometer dual land   - Mumbai, India                       transmission capacity of the
crossing in Thailand.                 - Songkhla, Thailand                  segments of the FEA system is
                                      - Penang, Malaysia                    upgradeable to between 30 and 60
                                      - Lantau Island, Hong Kong SAR        gigabits per second depending
                                      - Shanghai, China                     primarily on the length of the
                                      - Keoje-do,Korea                      segment.
                                      - Ninomiya, Japan
                                      - Miura, Japan

FLAG ATLANTIC-1 (FA-1) is a 14,500    We have 11 city PoPs in London (3),   FA-1 is fully operational. It is
kilometer city-to-city service        Paris (3) and New York (5) to which   interconnected to a range of major
linking New York, London and Paris    the system connects. The system       telehouses in each city through our
over an infrastructure owned and      comes ashore at four locations:       metro ring development (as described
managed by us. FA-1 can currently     - Long Beach, NY                      below). The full loop was placed
carry up to 2.4 terabits per second   - Crab Meadow Beach, NY               into commercial service in the third
on each of its two trans-Atlantic     - Skewjack, UK                        quarter of 2001.
cables.                               - Plerin, France                      FA-1 is a six fiber pair, dual cable
                                                                            loop system with a combined design
                                                                            capacity of 4.8 terabits per second
                                                                            (2.4 terabits per second on each
                                                                            cable) using Dense Wave Division
                                                                            Multiplexing ("DWDM") technology.

FLAG NORTH ASIAN LOOP (FNAL), our     We have, or are in the process of     FNAL is a six fiber pair, fully
latest development, is designed to    constructing, seven city PoPs in      resilient system with an initial
support the growth in intra-Asian     Hong Kong (2), Tokyo (3),             combined capacity of 320 gigabits
Internet traffic. FNAL is being       Taipei (1) and Seoul (1) to which     per second, upgradeable to 2.4 to
developed in conjunction with Reach   the system will connect. The system   3.8 terabits per second using DWDM
Ltd. to offer intra-regional,         comes ashore at four locations:       technology.
city-to-city connectivity between     - Tong Fuk, Hong Kong                 The Eastern, Hong Kong to Japan leg,
the high traffic centers of Hong      - Toucheng, Taiwan                    is already in operation. The full
Kong, Seoul, Tokyo and Taipei.        - Pusan, Korea                        loop is expected to be fully
                                      - Wada, Japan                         operational in the second half of
                                      FNAL is connected to FEA at landings  2002 if we are able to arrange
                                      in Hong Kong and Japan, and to        adequate financing to replace the
                                      trans-Pacific cable systems on which  terminated WestLB facility.
                                      we own facilities, specifically Asia
                                      Global Crossing and Marubeni's
                                      jointly owned PC-1 and the
                                      Japan-U.S. consortium cable network.

    CAPACITY ACQUIRED FROM OTHER CARRIERS

    Where rapid access to a market is required or where it is not economically feasible to expand our network on our own, we seek to enter into arrangements with third parties to develop network extensions or to acquire rights to use their existing networks. Purchasing or leasing capacity from other industry participants enables us to extend our global network into geographical regions where we have not constructed our own cable systems at a lower cost than constructing our own competing capacity. In today's market conditions, especially given the current difficult capital markets for telecom companies, purchasing and leasing enables us to access capacity where we might not be able to construct our own network.

    For example, in 2001:

    - We announced that we had decided, as a result of our inability to obtain financing on satisfactory terms, not to proceed with the construction of the FLAG trans-Pacific system ("FP-1"), that was contemplated to be built in association with TyCo Telecommunications. Rather than continuing with the construction of FP-1, we acquired capacity on the Japan-U.S. consortium cable system and on Asia Global Crossing and Marubeni's jointly owned PC-1 cable system in order to link FNAL with the west coast of the U.S.

    - We have arrangements in place to use capacity on the U.S. networks of Level 3 and Global Crossing in order to fulfill our requirements for carrying traffic across the U.S. We expect to activate wavelengths from New York to Los Angeles and New York to Miami in 2002.

    - We established our FLAG Europe system, an advanced terrestrial fiber-optic network developed in association with Verizon Communications, Inc. which links the major European business centers. Interconnection of the FLAG Europe system with FA-1 and FEA provides seamless connectivity from European centers to the U.S., the Middle East and Asia. The system went live on the core ring in the second quarter of 2001.

    - We also purchased dark fiber, lit wavelength capacity and co-location facilities on KPNQwest's pan-European fiber-optic network to extend the reach of our global network into the major business centers of Europe.

    - We acquired capacity into Singapore in order to meet both customer and regulatory requirements.

    In each case, management believed that it was more cost effective to acquire capacity from third parties than to expand our network independently.

    We believe that this flexible approach to expanding our network allows us to benefit from the assets of our partners, while also reducing the capital expenditure required to develop the network. It also increases the speed with which we can add new destinations to our network.

    For additional information on our acquisition of capacity from other carriers, see "Acquiring Backbone Network in Areas Where We Have Not Built Networks Ourselves" below.

    NETWORK OPERATING CENTERS

    We monitor our global network on a proactive basis from two network operating centers which use the latest monitoring technology and provide
24 hours a day, seven days a week coverage. These centers are fully equipped to detect and handle incidents and quickly re-route traffic in the event of a fault.

    Our network operating centers are located at Heathrow in England and Fujairah in the United Arab Emirates. The network operating centers, together with local emergency server facilities, can monitor FEA, FA-1 and FNAL.

    METRO RING SITES AND POINTS OF PRESENCE

    A metro ring is a metropolitan fiber ring which connects our PoPs with the major telehouses in a metropolitan area. A metro ring facilitates traffic terminating at a customer's site from our major traffic routes. We have developed metro rings in New York, Paris and London and are finalizing the configuration of the metro ring in Tokyo. Our New York and European metro rings went operational in the fourth quarter of 2001.

    We currently have 29 PoPs or Virtual Points of Presence ("vPoPs") (as described below under "Business Strategy") in 14 countries on four continents. In addition to the PoPs mentioned above, we have 13 other PoPs or vPoPs in the following locations:

    - Brussels, Belgium

    - Shanghai, China

    - Cairo, Egypt

    - Dusseldorf, Germany

    - Frankfurt, Germany

    - Tehran, Iran

    - Milan, Italy

    - Amsterdam, Netherlands

    - Singapore, Singapore

    - Barcelona, Spain

    - Madrid, Spain

    - San Francisco, California (2)

    For additional details regarding metro rings, PoPs and vPoPs, see "Business Strategy".

BUSINESS STRATEGY

    Our goal is to establish FLAG Telecom as a leading independent global transport and network services provider. We aim to offer an innovative range of products and services to the international carrier community and content providers, including Application Service Providers ("ASPs") and Internet Service Providers ("ISPs"), across our global network. Our network is optimized to support the next generation of IP services.

    An essential part of achieving this goal is the ongoing construction of our state-of-the-art, technologically advanced network with global reach and a seamless service capability. Our global network makes it possible for us to offer one of the widest ranges of destinations available. As well as serving high volume routes, our network provides connectivity into many hard-to-reach locations, including the Middle East and Asia Pacific region. Our submarine and terrestrial cable systems can connect our customers to the majority of the world's population. Upon completion of the FNAL construction, which is scheduled for the second half of 2002 if we are able to arrange adequate financing to replace the WestLB facility, our network will extend to most of the world's major business centers. We have strong relationships with other network operators and local providers that enable us to offer end-to-end service straight to the markets our customers want to serve.

    Much of our attention in the period since our initial public offering in February 2000 has been focused on completing the construction of our global network to provide seamless service capability and improving our network services business. In 2001, key construction milestones were met as we:

    - brought our FA-1 system fully into commercial service;

    - commissioned the eastern, Hong Kong to Tokyo, leg of the FNAL system;

    - progressed the construction of the western leg of the FNAL system;

    - commissioned 13 IP PoPs; and

    - undertook demand-led capacity upgrades on FA-1 and on the UK-Spain segment of FEA.

    We expect the entire FNAL system to be ready for service in the second half of 2002 if we are able to arrange adequate financing to replace the WestLB facility. With the completion of the FNAL system, we will have finished the construction of all our current major system projects. We started building our network in 1995 when we closed the financing of our first system, FEA.

    As noted above, WestLB, the agent bank for our project financing for FNAL, has informed us that it has cancelled the commitment and terminated the lending facility. We are discussing potential alternative structures with WestLB and are pursuing other possible financing structures for financing FNAL. If we are unable to arrange alternative financing for FNAL, we will not be able to complete FNAL and may be required to write off a portion of our investment, which was approximately $500 million at December 31, 2001, including deferred financing costs of approximately $3.7 million which would have to be written off. For additional information on these developments, see "Risk Factors--If We are Unable to Arrange Alternate Financing for FNAL, We Will Not Be Able to Complete Construction of the System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

    Our network is now operational on all routes. Even though the construction of the western leg of FNAL is not complete, we have the ability now to take customer traffic in both directions around the globe. To increase the revenue generating capability of our global network in a time of declining prices, we have been moving our focus away from the construction of our global network and into a phase of leveraging our global network asset by building the volume of traffic and the value of that traffic on our network.

    The principal elements of our business strategy to achieve these objectives include:

    - enhancing the connectivity between our network and other (regional feeder) networks to enable new customers to readily move their traffic onto our global network;

    - deepening and broadening our relationships with our customers; and

    - expanding the range of products and services that we offer our customers.

   ENHANCING THE CONNECTIVITY BETWEEN OUR NETWORK AND OTHER (REGIONAL FEEDER) NETWORKS TO ENABLE NEW CUSTOMERS TO READILY MOVE THEIR TRAFFIC ONTO OUR GLOBAL NETWORK

    We believe that our global network serves the world's major traffic routes. In order to attract new customers onto our global network and to retain existing customers, we aim to make it easier for them to access our network. In 2001, we achieved this by:

    - acquiring backbone network in areas where we have not built networks ourselves;

    - building metro rings in major cities so as to provide access in a broader range of commercial telehouses; and

    - extending our network of city PoPs into cities near to our global network.

    ACQUIRING BACKBONE NETWORK IN AREAS WHERE WE HAVE NOT BUILT NETWORKS
     OURSELVES

    We believe that, in order to achieve our goal of being a leading independent global network services provider, we must offer a global network. Major changes in market conditions have caused us to shift away from "build" towards "buy" in most areas in 2001. We had hoped to build out our network infrastructure independently, believing that owning network infrastructure would offer significant competitive advantages by securing end-to-end control of capacity and cost structure, providing access to low unit costs. We still believe that there are advantages to owning the underlying infrastructure which we operate end-to-end. However, we acknowledge that the economics of building new systems have been altered by the current level of supply and demand, the state of the capital markets and the ability to purchase capacity over different systems. We believe we can still achieve our business needs by purchasing capacity, wavelengths or fiber on existing infrastructure with appropriate service level guarantees on an end-to-end basis. This has been our primary focus with respect to new network commitments in 2001.

    We set out below the critical achievements we made in 2001, and the business rationale underlying the decisions we made, to complete our global network without building networks ourselves:

    - FLAG PACIFIC: During 2001, we announced that we had decided, as a result of our inability to obtain financing on satisfactory terms, not to proceed with the construction of FP-1 that was contemplated to be built in association with TyCo Telecommunications. Rather than continuing with the construction of FP-1, we acquired capacity on the Japan-U.S. consortium cable system and on Asia Global Crossing and Marubeni's jointly owned PC-1 cable system in order to link FNAL with the west coast of the U.S.

    - FLAG SOUTH ASIA: We were originally issued an international facilities license conditional upon our building a system into Singapore. When we determined that a system could not be built on acceptable economic terms as a consequence of other private cable systems that would be available before our build was complete, we applied successfully to have the conditions of our license application amended to enable us to satisfy the condition through our purchasing capacity rather than building our own system. Now that the high capacity systems are going into service we expect to utilize, wherever possible, capacity acquired from other carriers.

    - FLAG EUROPE: We require a network in Europe in order to leverage our terabit systems across the Atlantic and to move traffic originating from or terminating in Europe onto our FEA system. Given the state of the European market and the high level of competition, we decided to establish our FLAG Europe system, a terrestrial fiber-optic network, in association with Verizon Communications, Inc. We also purchased dark fiber and co-location facilities on KPNQwest's pan-European fiber optic network to extend the reach of our global network into the major business centers of Europe.

    - FLAG TRANS-USA: We need capacity across the U.S. because of the U.S.-centric nature of the Internet, which requires us to provide connectivity from Asia and Europe to important Internet hubs on both the east and west coast of the U.S. In addition, having trans-U.S. capacity enables us to route traffic between Europe and Asia across terabit systems, rather than being reliant on the FEA system, and provides a restoration route to improve the resilience of our network. Given that there was ample supply of network from several different potential suppliers, matched against our forecast demand, we chose to minimize our investment by purchasing lit capacity rather than building our own network. We have arrangements in place to use capacity on the U.S. networks of Level 3 and Global Crossing in order to fulfill our requirements for carrying traffic across the U.S.

    - FLAG NORTH ASIA: If we are unable to arrange adequate financing we may not be able to complete the FNAL system. However, in our construction of the system to date, in some countries we have been able to acquire landing station sites, backhaul arrangements and co-location facilities partly in exchange for offering capacity on the system. We believe this has been a cost effective way in which to build our FNAL system assets.

    In this way we expanded our global network to enable us to reach new customers in important markets and to offer our existing customers a broader range of destinations. By building our own high capacity global network we are able to offer low cost bandwidth and IP services to the many regional carriers and ISPs that do not have their own networks outside their home territory. Additionally, having an extensive network under the control of our own network management systems, enables us to offer end-to-end solutions for customers who otherwise might have to piece together multiple capacity from different providers.

    This approach is consistent with what we have said previously regarding our intention to pursue multiple approaches to obtaining city-to-city connectivity to increase the attractiveness of our global network and to meet increasing customer demand for connectivity into the major international business centers. We also, however, intend to develop our own terrestrial networks in key markets as those markets deregulate and when cost-effective opportunities exist.

    BUILDING METRO RINGS IN MAJOR CITIES

    Following the completion of the FA-1 cable system, we constructed metro rings in New York, Paris and London, the three cities in which FA-1 terminates. These metro rings act as hubs in the critical termination points for our trans-Atlantic customer traffic. The benefits of metro rings are that they:

    - allow us to reach a much larger number of customers directly on our own network;

    - improve the quality of service we provide; and

    - offer an alternative to the costly and timely process required for a customer to build its own connections from telehouses into our global network.

    We have acquired fibers from other providers to connect our major city PoPs to our landing stations at Long Island, St. Brieuc and Skewjack at which points the traffic is transferred onto the FA-1 submarine fiber. We are also developing a metro ring in Tokyo to service traffic in Japan.

    EXTENDING OUR NETWORK OF CITY POPS

    We look to establish PoPs at locations near to our global network so as to increase traffic volume on our global network. We currently have 29 PoPs or vPoPs in 14 countries on four continents. The majority of our PoPs are equipped to provide Managed Bandwidth Service, with a growing number able to offer IP services to enable our customers to connect into the major Internet Exchanges. At most PoPs, our customers are able to install and operate their own equipment with our co-location service. Through our relationships with local network providers, we can often set up and manage the local connection from our city PoPs to our customers' sites. We enter into agreements to acquire terrestrial capacity to connect our city PoPs to the nearest landing station on our global network.

    We select the locations of our city PoPs to maximize the potential of attracting local customer traffic onto our global network. We maximize this potential in two ways:

    - Firstly, our city PoPs, which are a physical presence in a location, form a basis of, and give momentum to, sales and marketing activity in that region that we would otherwise not be able to achieve.

    - Secondly, we choose locations for our city PoPs where we believe there will be demand for our global network and where we can connect the city PoP to the main traffic routes on our global network cost efficiently.

    DEEPENING AND BROADENING OUR RELATIONSHIPS WITH OUR CUSTOMERS

    We believe that we have an established reputation as a leading carrier's carrier, with telecom operators buying capacity on our global network to extend their reach. Now we are overlaying our network with a range of value-added services that will enable carriers, ISPs, ASPs and other content providers worldwide to take advantage of the next generation of telecom and Internet services. We will consider ourselves successful as a carrier's carrier if we are selected to provide that carrier's core network needs and we grow as the carrier grows. We will consider ourselves successful serving ISPs, ASPs and other content providers as we increase the number of providers we serve.

    In 2001, we believe that we deepened and broadened our relationships with our customers by:

    - meeting carrier needs for core network;

    - expanding our customer base to encompass new types of customers; and

    - using our innovative vPoP model to gain deeper access to regulated markets.

    MEETING CARRIER NEEDS FOR CORE NETWORK

    Our main target carrier customers are the 50 largest carriers in the world. Typically these are incumbent Public Telephone Operators ("PTOs") or major global operators. Our aim is for our carrier customers to use our global network to meet their core network needs so that our network effectively becomes part of the backbone of their carrier network. In 2001, we signed over 100 new contracts, and 88% of those contracts, as measured by contract value, were with existing customers.

    EXPANDING OUR CUSTOMER BASE TO ENCOMPASS NEW PARTICIPANTS

    We believe that we are well positioned to serve content providers, such as broadcasters, who have very high bandwidth demand that requires them to move vast amounts of digital information quickly between two distant points on the globe. We have only just begun to target these companies, although early discussions suggest significant growth potential. For example, we are in discussions with a company that provides digital television transport services to broadcasters and film studios and their partners around the world. As these types of companies migrate from satellite to terrestrial fiber we believe this is an attractive new market for our global network. Our network is able to support real-time events (such as the Olympics and the FIFA World Cup) and also to support film editing and post production. In the latter case, an ability to leverage post-production facilities around the world to shorten editing cycles can cut production costs substantially.

   USING OUR INNOVATIVE VPOP MODEL TO GAIN DEEPER ACCESS TO REGULATED MARKETS

    Like most of our competitors, we are restricted from providing telecommunications services directly to customers in regulated countries such as Egypt and China. We believe that our experience in operating in such markets is a competitive advantage when it comes to forming alliances with incumbent operators in regulated territories. We have developed a business proposition which we call the virtual Point of Presence or "vPoP", designed to enable us to form key relationships with incumbents in regulated territories and help position us to develop our own networks at such time as the territories deregulate. The vPoP concept is a revenue-sharing arrangement under which we collaborate with a local incumbent to provide a city center Point of Presence connected to the nearest landing point on our global network, and to sell city-to-city services on an end-to-end basis. Revenues are generated for us and our local partner both through local customers using the service out of the city PoP, and from international customers using the service into the city PoP. The revenues generated are shared in an agreed percentage between the local partner and ourselves.

    In 2001, we announced milestone transactions in Egypt and China which illustrate the success of our vPoP model. In July 2001 we announced agreements with EgyNet and Nile on Line, under which each agreed to purchase Managed Bandwidth Service and Internet connectivity between Cairo and New York to be carried on our global network. These agreements were made possible as a result of the establishment of a vPoP in Cairo under the terms of an agreement with Telecom Egypt to jointly provide network services to the international carrier community and ISPs supported by service level guarantees. In August 2001, we announced that we had signed an agreement with China Netcom Corporation, Ltd. for a vPoP in Shanghai. This cooperation will provide China Netcom's customers with global reach using our global network and growing network of PoPs worldwide and will offer our customers access to China Netcom's network across China. Several additional vPoPs are under active discussion at the present time.

    EXPANDING THE RANGE OF PRODUCTS AND SERVICES WE OFFER OUR CUSTOMERS

    Our core market continues to be based on providing transport services in the form of bandwidth sales into the carrier's carrier market. Of the customers that signed new contracts with us in 2001, approximately 60% were either major incumbents or established global carriers. Revenues from these traditional carrier service offerings were $138.8 million in 2001, accounting for approximately 74% of our reported revenues, representing an increase of approximately 79% over the previous year. We will continue to offer traditional carrier service offerings, including "lifetime of system" Right of Use ("ROU") products and services designed to assist carriers in managing their network capacity needs in a flexible way.

    We believe that our Network Services business, which consists of Managed Bandwidth Services, IP services and co-location services, offers us greater scope to broaden and expand the products and services that we offer. Our Network Services revenues in 2001 were $49.5 million, an increase of 129% over the previous year.

    Set forth below is a summary of our existing products and a summary of certain new products and services that we are developing for future sale.

    EXISTING PRODUCTS AND SERVICES

    We offer a range of products and services which use a state-of-the-art SDH-based IP-enabled network infrastructure and are designed to meet the needs of a wide range of licensed international carriers, ISPs, ASPs and other content providers. Our current product and service offerings are as follows:

    TRADITIONAL CARRIER SERVICE: Our traditional carrier service offerings include "lifetime of system" ROU products and shorter term leased capacity products. We offer these products on all routes on our global network. These services are offered with the option of restoration on alternative systems. We undertake the responsibility of operating and maintaining the system and the services on the system. An annual operations and maintenance fee is charged to customers buying lifetime ROU capacity. For shorter term leases, this fee is typically included in the annual lease charge.

    LEASED CAPACITY SERVICE: We believe our customers are finding it increasingly difficult to predict their future needs for bandwidth capacity and we have responded by offering a range of products that help our customers manage their network capacity in a flexible way. Leasing periods range from a few months to five years. We also offer a lease-to-buy option that enables our customers to convert a capacity lease into a lifetime ROU.

    Our Network Services business offers a growing range of value-added services including:

    MANAGED BANDWIDTH SERVICE. In 2001, our Managed Bandwidth Service generated revenues of $34.9 million, approximately 70% of our total Network Services revenues. Our Managed Bandwidth Service provides customers with a seamless, full-channel service that packages in-country backhaul with submarine and terrestrial cable systems to extend service to our city PoPs. Connectivity is available at speeds of E1, DS3, STM-1, STM-16 and STM-64 throughout Asia, Europe, North America and the Middle East. The service is backed by a high quality Service Level Availability Guarantee for service delivery, availability and restoration. We also offer a range of flexible and competitive commercial terms for one, two and five-year periods, with a range of billing and currency options.

    IP SERVICES. Our IP network has been designed to maximize efficiency. Customers are linked to in-country nodes, so that traffic can be routed within a region or passed to the regional hub for out-region termination. This eliminates the unnecessary use of extra intermediary router hops, minimizes traffic delivery times, enhances network resilience through diverse routing options and optimizes bandwidth across the network as a whole. The network incorporates fault-tolerant, high-capacity network architecture with built-in redundancies, ensuring high availability, low latency and virtually zero packet loss. Our IP backbone is based on Juniper routers. Currently there are two main IP products that we offer:

    - OUR GLOBAL IP POINT TO POINT SERVICES ("IP-P") provide global bandwidth connectivity to carriers, ISPs and other IP network operators. We offer low absolute delay (latency) connectivity into the key Internet peering exchanges and also provide a level of flexibility that enables customers to organize their own presence and peering. Access to our global IP-P service can be via a local, national or international leased line, which provides a duplex, dedicated connection between the customer router and an access router in our IP gateway. Local access circuits are also available, subject to site survey. Customers using this service arrange their own presence and peering. The service, which runs on IP and includes latency guarantees, is designed for customers offering services such as Intranet backbones, Voice-over-IP services and IP Virtual Private Network ("IPVPN"). IPVPN is a set of facilities or services that a services provider leases to enterprises to meet their requirements for secure private networking, as an alternative to each constructing their own private network infrastructures. It is "virtual" in that the service provider is able to deploy a single network to support multiple enterprise customers. IPVPN services are based on IP either transporting customers' traffic over the public Internet or over a service provider's private IP network.

    - OUR GLOBAL IP TRANSIT SERVICES ("IP-T") provides short-hop Internet access via public and private peering arrangements with Tier 1 ISPs at speeds ranging, depending upon the region, from E1 to STM-4. Access is offered at major cities in Asia, the U.S. and Europe. In the U.S., customers can access the service from major cities on the east and west coasts, and any city on our global network can be accessed under a "port-and-pipe" arrangement. We have peering arrangements at most Internet traffic exchanges and we are continually enhancing the coverage and depth of our service.

    CO-LOCATION. Our co-location service offers customers who connect directly to our global network the ability to install and operate their equipment in our co-location centers. Co-location is available at our PoPs in Amsterdam, Brussels, Dusseldorf, Frankfurt, Hong Kong, London, Madrid, New York, Paris, Singapore and Tokyo.

    NEW PRODUCTS AND SERVICES WE ARE DEVELOPING FOR FUTURE SALE

    We are developing additional products and services which we believe will enable us both to attract new customers and to create higher value from the traffic passing through our global network. During 2002, to the extent we have adequate resources, we expect to launch the following offerings:

    OUR FLEXIBLE BANDWIDTH SERVICE will give our customers unrivalled control of the network capacity they lease from us. Customers will have short turn up times and the flexibility to turn up, turn down, or turn off capacity to match demand without the penalty of up-front payment. Eventually, we expect that customers will be able to reserve and order capacity through a web-based interface.

    OUR GIGABIT ETHERNET OFFERING will be a point to point service that will provide customers with the ability to connect their Local Area Networks ("LANs") in multiple geographical locations across international boundaries. Customers will be able to connect through their existing equipment and will enjoy the benefits of low unit cost, extremely high speed and flexible turn up in small increments up to 1,000 megabits per second. We expect that Gigabit Ethernet will be extended through the local loop through partnership arrangements.

    OUR VIRTUAL NETWORK ACCESS POINT ("VNAP") SERVICE will use advanced IP technologies (including Layer 2 VPN technology and MPLS tunneling techniques) to offer customers fast, cost effective secure IP connectivity to the world's major Internet exchange points. MPLS, or Multi-Protocol Label Switching, is a collection of standards adopted by the Internet Engineering Task Force designed to enable traffic engineering on IP networks. Implementation of MPLS in an IP network is intended to improve scalability, performance, reliability and efficiency. Our VNAP service will include physical connectivity, routing equipment at the Network Access Point ("NAP"), co-location and management services. We believe that this will allow our customer to save time and cost when compared with securing dedicated connections to the same NAPs.

MARKETING AND SALES

    We currently market our network capacity and telecommunications products and services globally through a sales and marketing force of approximately 120 people in the following locations:

    - regional sales offices for North America (New York and Washington, D.C.
      area), Europe (London), the Middle East and Africa (Dubai), Asia Pacific (Hong Kong) and Latin America (Miami);

    - local sales offices or other sales presences in Ireland (Dublin), Spain (Madrid), France (Paris), Netherlands (Amsterdam), Belgium (Brussels), Germany (Frankfurt), United States (San Francisco), Korea (Seoul), Italy
      (Rome), India (New Delhi), Singapore, China (Beijing), Japan (Tokyo), Greece (Athens), Egypt (Cairo) and Taiwan (Taipei); and

    - representatives in Denmark, Morocco, Tunisia, Iran and Hungary.

    Each of our regional sales offices is led by a team of senior sales representatives or advisors who are based locally in that region. Our marketing and sales team has extensive experience in the telecommunications industry and the carriers' carrier sector and has very strong ties to the regions in which our offices are located.

    Our regional and local offices are our primary points of customer contact. The sales representatives in these offices are responsible for promoting sales, providing customer information, facilitating customer purchases on our network and ensuring customer satisfaction. To enhance this regional focus to our marketing and sales efforts, and to address the special needs of our global customers, we have also adopted a global customer support strategy. This strategy is designed to provide multiple points of contact and support for our customers in our organization, at both the regional and senior executive level, so that we can efficiently and conveniently meet the global telecommunications needs of these customers. The Company's senior management participate in these strategic sales relationships.

CURRENT MARKET ENVIRONMENT

    The bandwidth market, as a whole, has deteriorated rapidly over the last year and we do not expect this trend to reverse in 2002. While we have not yet experienced a slow down in the rate of growth in our core markets in the Middle East or South East Asia, we have seen the competitive routes such as trans-Atlantic and intra-European markets being significantly affected. We anticipate that the competitive routes will remain depressed this year as the situation of oversupply continues. Our view that the market is unlikely to recover in 2002 is based on considerations of the capital markets, our customers and our competitors.

    CAPITAL MARKETS

    We believe that the public capital markets are effectively closed to companies in our sector for the foreseeable future. We believe that there has been a loss of confidence in the international wholesale bandwidth sector. Until this confidence returns, we do not believe that we will be able to raise additional debt or equity capital to fund our business requirements. We believe that other participants in our sector are likely to be similarly affected.

    CUSTOMERS

    We have an established customer base of over 130 customers, many of which are the world's leading telecommunications and Internet companies. Our principal customers are international licensed telecommunications companies, emerging telecommunications companies and ISPs. Our customers have experienced slower growth in demand than had been expected and this has led to a higher risk of financial distress or even bankruptcy and some customers are capital constrained or heavily indebted. We have perceived an overall increase in expectation on service levels, cost effectiveness and a heightened concern on the part of certain customers regarding the viability of companies in our industry.

    The products and key attributes driving the purchasing decisions of our customers vary by the type of customer we serve. We believe that the trends affecting the types of customer we serve are as follows:

    - GLOBAL CARRIERS. The market downturn has significantly affected global carriers. They are now entering a period of focus and consolidation. We believe that their own network expansion and upgrade will be driven by short term planning in response to customer demand. We are seeing reduced demand for long term ROUs over capacity except for higher bandwidth products such as wavelengths. There is a move towards short term leases, as opposed to ROUs, for STM-1/STM-4 type of capacities given the market uncertainty.

    - INCUMBENT PUBLIC TELEPHONE OPERATORS AND REGIONAL CARRIERS. These customers contribute significantly to our revenues. They use us to supplement existing club system investments, as most are purchasing on multiple systems to meet resiliency needs. We believe that they continue to be attracted by our ability to bundle in managed IP services, route either way round the world and our independent status, as evidenced by our high level of repeat business. Quality of service, financial security and price competitiveness are key attributes to win business with these customers. These customers demand ROUs and leases, but the mix is moving increasingly towards leases. The typical purchases are at the STM-1 to STM-4 capacity level delivered into a city telehouse. Incumbent public telephone operators and regional carriers are seeking flexible drawdown of capacity and the main demand for Middle East customers is IP transport into the U.S.

    - TIER TWO CARRIERS, ISPS, ASPS AND OTHER CONTENT PROVIDERS. These customers are demanding high quality of service at low price. Increasingly, customers in this segment require a high degree of flexibility in provisioning and may demand a "pay per use" approach. We are seeing trends towards purchase on demand for these types of customers, mainly for short term leases. Most services need to be delivered into the customer premises and the service has to be bundled with very strict service level agreement terms.

COMPETITION

    As a global network services provider, we compete in a wide variety of geographic markets, in each of which we face, and expect in the future to face, specific regional competitors. We also compete against a small number of other companies that have built global networks.

    We believe that there is substantial oversupply in many key markets, such as the trans-Atlantic and intra-European routes. The announcements by 360networks, Global Crossing and Carrier 1 that they have filed for bankruptcy protection under Chapter 11 or have gone into liquidation have exacerbated the oversupply situation by putting further downward pressures on margins as a result of the need to dispose of assets at distressed prices. Other competitors are reconsidering their business strategies by either withdrawing from certain markets or being taken private. We anticipate that assets will be recycled and obtained by competitors at a lower cost structure than has been achieved by those companies that built the networks themselves and that this may cause further price erosion. However, we believe that there is some underestimation of the costs and complexity of managing services across a global network.

    We compete or expect to compete in seven key geographical markets:

    - global network services;

    - trans-Atlantic services;

    - intra-European services;

    - Middle Eastern services;

    - intra-Asian services;

    - Europe-Asia long haul services; and

    - trans-Pacific services.

    A number of companies have global networks. We have consistently expressed the view that because of the high cost and complexity of building and operating global networks this is a market in which there will always be a limited number of players. Our main competitors in terms of global network operators are Cable & Wireless, TyCo Telecommunications and WorldCom.

    We believe our key competitors in the trans-Atlantic services market are the TAT-14 consortium system, Cable & Wireless/Apollo, Level 3 and TyCo Telecommunications. In addition, resellers are putting pressure on margins at lower levels of capacity, such as at the STM-1 to STM-4 levels. We are aware that other competitors who are experiencing financial difficulties are trying to offload excess inventory. Recycling excess inventory onto the market will exacerbate downward pricing pressure.

    The intra-European market has become fiercely competitive as a result of the large number of pan-European operators. British Telecom, WorldCom, KPNQwest, Level 3 and Colt have pan-European networks. In spite of consolidation in the market, price pressure remains intense. This is an extremely competitive market, although we believe that many competitors are starting to maintain price levels as pricing approaches the marginal cost of upgrading capacity.

    We believe that demand in the Middle East remains high. We believe that our key competitors in the Middle Eastern market are Sea Me We 3 ("SMW3") consortium cable system and Teleglobe in the IP sector.

    We believe our key competitors in the intra-Asian services market are SMW3, Asia Pacific Cable Network 2, Asia Global Crossing, the C2C cable network and the SAFE (South African, France Telecom and Singtel) cable interconnecting with other cable systems in the region.

    In the Europe-Asia long haul market, SMW3 is the primary direct competitor. However, we expect the strongest competition in the future to come from an alternative routing from Europe to Asia across the Atlantic Ocean, trans-U.S., and across the Pacific Ocean to Japan.

    We believe our key competitors on the trans-Pacific route will be Asia Global Crossing, the Japan-U.S. Cable System, the China-U.S. Cable System and TyCo Telecommunications.

    For our FLAG Network Service business, the competition in most markets is mainly from the network service companies listed above. However, in wholesale IP services, further competition will come from the global Tier 1 ISPs such as Cable & Wireless, UUNet, WorldCom and Genuity.

OUR RESPONSE TO THE CURRENT MARKET CONDITIONS

    For 2002, in the challenging context of a substantial deterioration of the telecom sector, slower economic growth and the high pressure on the sector from distressed assets of insolvent competitors, we intend to continue to manage our business in a prudent, conservative and focused manner. We intend to serve our customers, to conserve capital, to reduce costs, to drive revenue and to leverage our regional advantages in under-serviced areas where we have a strong geographical presence, like the Middle East and Asia.

    On February 13, 2002, we announced that we were reviewing our business in the light of deteriorating market conditions. We stated then that if there were no improvement in our operating environment, we anticipated that at some point in 2003 we would not have sufficient liquidity to continue our operations, unless we were able to raise additional funds, find a strategic partner, restructure our indebtedness or substantially reduce our cost base in some other way. We announced at that time that we had initiated discussions with potential strategic partners and potential financial advisers.

    On March 7, 2002, we announced that we had retained Credit Suisse First Boston and The Blackstone Group as strategic and financial advisors to advise us on financial and strategic alternatives for the long-term development of the Company. As part of our strategy to conserve capital and to control costs, these advisors are assisting us in the review of our business and the evaluation of the most beneficial path for our future, including possible restructuring of our indebtedness, identifying funding opportunities and working with potential strategic partners. We intend to review our cost base with the aim of making savings, where operationally possible, by reducing third party costs and capital expenditures.

    With the assistance of our financial advisors, we currently are engaged in discussions with certain of our lending banks and equipment suppliers regarding the status of and possible modifications to our existing agreements. WestLB, the agent bank for our project financing for FNAL, has informed us that it has cancelled the commitment and terminated the lending facility. We are discussing potential alternative structures with WestLB and are pursuing other possible financing structures for financing FNAL. In addition, as of March 28, 2002, we have paid all amounts owed to Barclays, the agent for FLAG Limited's lending banks, under FLAG Limited's credit agreement. We have also reached agreement with Barclays, the agent for FLAG Atlantic Limited's lending banks, under which Barclays has agreed to forbear from exercising certain rights it may have through April 30, 2002.

    FLAG Telecom has $300 million 11 5/8% senior notes and E300 million 11 5/8% senior notes outstanding. We have determined that we will not make the required interest payments, due March 30, 2002, on the outstanding senior notes of FLAG Telecom. Failure to pay interest would become an event of default after a 30-day grace period. After the grace period, the holders of 25% or more of the notes of either series can accelerate the notes, at which point they would become due and payable. We do not have sufficient liquidity to pay these two series in full at this time. If we are unable to negotiate a restructuring of these notes, we would have to file for protection under the bankruptcy laws. We elected not to make this interest payment in order to conserve our cash and to permit us to enter into discussions with the holders of our outstanding indebtedness to seek a consensual arrangement under which we would restructure our outstanding indebtedness.

    As a result of our decision not to pay interest on FLAG Telecom's senior notes, we have reclassified the senior notes from long-term debt to short-term debt. Our inability to pay those senior notes in full at this time threatens our ability to continue as a going concern.

    If we are unable to negotiate satisfactory arrangements with our lenders and equipment suppliers, and if FLAG Telecom's senior notes and our equipment purchase obligations for FNAL were to become due and payable in the near future, we would not have sufficient liquidity to meet all of these obligations. We cannot assure you that we will be successful in restructuring our obligations. We may have to seek protection under the bankruptcy laws either in conjunction with our restructuring or if we are unable to negotiate a restructuring. For additional information on these developments, see "Risk Factors--Risks Relating to our Capital Resources and Liquidity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

    Although there is a great deal of uncertainty facing global economic recovery and our industry, we remain committed to our originally plotted course. We believe that we have some unique strengths that underpin this commitment:

    - we have cash balances that give us some time to evaluate the most beneficial path for our future;

    - we have strong customer relationships as evidenced by the high proportion of our repeat business;

    - we have a global network that is resilient and reliable;

    - we have strong Middle East and Asia coverage where competition is less intense;

    - we have a relatively low overhead structure and our focus on the wholesale market means we have limited our exposure to the high costs of serving the enterprise or mass retail market;

    - we have a fast moving and flexible approach to customer requirements;

    - we have a short development cycle for new product initiatives; and

    - we have an international management team and key employees who have the know-how to run a global company and who come from a traditional operational telecom background.

EMPLOYEES

    At December 31, 2001, we had approximately 345 full-time employees. We believe that our relations with our employees are good.

REGULATIONS

    In the ordinary course of development, construction and operation of our fiber-optic cable systems and expansion of our network services business, we are required to obtain and maintain various permits, licenses and other authorizations in both the U.S. and in other jurisdictions where our cables land and where we wish to provide services, and we are, or will be, subject to applicable telecommunications regulations in such jurisdictions.

    As of March 20, 2002, Verizon Communications Inc. ("Verizon") holds 24,922,276 shares of our common stock. We may be deemed to be an affiliate of Verizon under the U.S. Communications Act of 1934, as amended. As an affiliate of Verizon, our activities are subject to increased regulation by the Federal Communications Commission (the "FCC"). Specifically, under Section 271 of the U.S. Communications Act, neither Verizon nor any of its affiliates may provide or market long distance telecommunications services originating in a state--referred to as an "in-region state"--in which Verizon is an incumbent provider of local telephone service until the FCC approves an application of Verizon to provide long distance services originating in that state. The FA-1 cable system carries trans-Atlantic long distance traffic that originates in New York, which is a Verizon in-region state. Verizon has obtained the necessary regulatory approval from the FCC to provide long distance services originating in New York. As an affiliate of Verizon, we are subject to regulatory prohibitions on the provision and marketing of trans-Atlantic services via the FA-1 cable system to prospective customers located in the in-region states for which Verizon has not obtained necessary regulatory approvals.

    We have obtained, or are in the process of obtaining, applicable licenses to operate our various cable systems. These include the licenses for FA-1, for which we have obtained a U.S. Landing License, a UK Public Telecommunications Operator License and a French Article L33.1 License. For FNAL, we have obtained the Fixed Carrier License in Hong Kong and our application for a Type I Telecommunications License in Taiwan was approved. Our application has been lodged with the appropriate agency in Taiwan and we are in the process of obtaining the final operators license with which FLAG Telecom can operate in Taiwan. In Korea, we recently purchased 49% (the maximum permitted investment we are entitled to acquire under the current regulatory restrictions) of the outstanding shares of Seoul Telenet Inc., a local operator. We operate in Korea through our ownership of Seoul Telenet, which is permitted to operate under its Facilities Based Telecommunications Business license.

    In addition, with the expansion of our Network Services business, we have acquired, or will apply for, applicable licenses throughout the world to enable us to operate as we consider necessary in each country. We have been granted infrastructure licenses in Spain, Italy, The Netherlands, Germany, France, Switzerland, Ireland, Norway, Sweden, Japan and Singapore and licenses for resale activities in Belgium and Italy and have applied for applicable, including infrastructure, licenses in Belgium and the Latin American countries.

RISK FACTORS

    RISKS RELATED TO THE CURRENT MARKET ENVIRONMENT

    WE ARE BEING ADVERSELY AFFECTED BY PROBLEMS EXPERIENCED BY THE TELECOM
     INDUSTRY

    The global telecom industry is experiencing significant and well-publicized problems. A number of industry participants, including Global Crossing, 360networks, Carrier 1 and Viatel, have declared insolvency, and a number of others, including Williams Communications, have announced that they are considering insolvency proceedings. Customers, lenders, suppliers and investors have expressed increasing concern about a large number of industry participants. Share prices across the sector have declined dramatically over the past year, and the capital markets generally have closed to industry participants. These industry-wide factors have affected share prices and the ability to raise capital, and have led to concern regarding viability of industry participants as expressed by customers and suppliers. Continued problems experienced by other industry participants, and continued skepticism about the sector generally, can be expected to adversely affect our business and our liquidity.

   INSOLVENCIES OR FINANCIAL DIFFICULTIES ON THE PART OF OUR CUSTOMERS AND OUR SUPPLIERS MAY ADVERSELY AFFECT OUR BUSINESS

    A number of our customers, who have transferred capacity to us or purchased capacity from us, are experiencing financial difficulties, and several of them, including PSINet and Global Crossing, currently are in Chapter 11 proceedings. Other customers are experiencing financial difficulties. PSINet has brought an action seeking to recover $23.8 million paid to us shortly before it filed for bankruptcy protection. We cannot assure you that other customers will not seek similar relief. In addition, we cannot assure you that other customers will not seek to avoid obligations to continue to furnish capacity to us that we have acquired or to pay for long-term purchases of capacity from us. We are dependent on the capital expenditure and purchase decisions of our customers. Any defaults in payment or a reduction in purchases by our customers could have a negative impact on our financial condition, results of operations and liquidity. We currently own a significant amount of capacity credits on Global Crossing's network that we have not yet activated. Global Crossing has filed for Chapter 11 and it is not clear whether these credits will be honored.

    SUBSTANTIAL EXCESS FIBER CAPACITY CONTINUES TO DRIVE PRICES LOWER

    Substantial excess fiber capacity in most markets has driven prices dramatically lower over the past 18 months. Prices are continuing to fall. We expect that the insolvency of various industry participants will create further downward pressure on prices. To the extent that well-financed competitors acquire distressed assets from insolvent companies, they will be able to offer capacity at significantly lower marginal costs than the companies that originally built the systems. Continued price erosion can be expected to have an adverse impact on our results of operations.

    CONTINUING PRICING PRESSURE HAS REQUIRED US TO RECOGNIZE ASSET IMPAIRMENT

    Given the high degree of competition in terms of alternative supply, price erosion and continued lack of demand on the trans-Atlantic route, we have been reviewing the prospects for demand on that route and we now believe that the asset value of our FA-1 system is impaired. We determined that the carrying value of the FA-1 system exceeded its fair value and we have therefore recognized an impairment charge of $359.0 million in the year ended
December 31, 2001. We derived the fair value based on the present value of future cash flows expected to be generated by the FA-1 system according to management's latest demand forecasts. We will continue to review the operating performance of our systems, and we cannot assure you that continuing pricing pressure will not require us to recognize further impairments in the future. Any such impairment could be expected to have a material adverse effect on our financial condition.

    GOVERNMENTAL INVESTIGATIONS WITH RESPECT TO OTHER INDUSTRY PARTICIPANTS MAY
     ADVERSELY AFFECT US

    The SEC and the Federal Bureau of Investigation are conducting investigations into the financial reporting of Global Crossing, and the SEC also is investigating the financial reporting of at least one other industry participant. In connection with the SEC's Global Crossing investigation, we and other industry participants have received subpoenas from the SEC requesting documents relating to our transactions with Global Crossing. It is possible that the SEC will determine to investigate other industry participants, including us. We cannot assure you that we will not become the target of an SEC investigation or that the results of any such investigation would not have a material adverse effect on our business or financial condition.

    THE RECENT FOCUS ON FINANCIAL REPORTING PRINCIPLES MAY RESULT IN CHANGES IN
     OUR FINANCIAL REPORTING

    As is common in our industry, we have engaged in reciprocal transactions with other industry participants in which we sell capacity, services or facilities, by way of leases, ROUs or services agreements, to other telecommunications companies or service providers at approximately the same time that we lease or purchase capacity, services or facilities from these same companies or their affiliates. We believe that we have accounted for such transactions in accordance with generally accepted accounting principles. We cannot assure you, however, that the SEC will agree that we accounted for these transactions in accordance with generally accepted accounting principles, or that compliance with generally accepted accounting principles produced a fair presentation of these transactions. We cannot assure you that we will not be required to record these transactions in a different manner going forward or to restate our results for financial periods already reported.

    RISKS RELATING TO OUR CAPITAL RESOURCES AND LIQUIDITY

   WE HAVE SUBSTANTIAL INDEBTEDNESS WHICH MAY AFFECT OUR OPERATING FLEXIBILITY AND OUR ABILITY TO GROW

    As of December 31, 2001, we had the following outstanding indebtedness:

    - $430 million 8 1/4% Senior Notes issued by FLAG Limited;

    - $300 million 11 5/8% Senior Notes issued by FLAG Telecom;

    - E300 million 11 5/8% Senior Notes issued by FLAG Telecom;

    - $286.0 million outstanding under FLAG Atlantic's credit and revolving credit facilities; and

    - $55.5 million outstanding under FLAG Limited's credit facility.

    As of March 28, 2002, we repaid the outstanding amounts under FLAG Limited's credit facility. In addition, FLAG Asia Limited entered into a credit facility in August 2001 that was expected to provide up to $170.5 million in external finance for the construction of the FNAL system. No amounts had been drawn down under the FNAL credit facility. WestLB, the agent bank for this facility, has informed us that it has cancelled the commitment and terminated the lending facility. We are discussing potential alternative structures with WestLB and are pursuing other possible financing structures for financing FNAL.

    We are highly leveraged. We paid interest of $106.0 million in 2001. The need to make our current debt service payments limits the amount of free cash flow generated by our business. Our high degree of leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business. We may be unable to make advantageous purchases of distressed assets or build new connectivity in our key markets. Our substantial indebtedness may have other important negative consequences for us, including the following:

    - a substantial portion of our cash flow may be required to make principal and interest payments on our debt, reducing the funds that otherwise would be available to us for our operations and future business opportunities; and

    - a substantial decrease in our net operating cash flows or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations.

    WE ELECTED NOT TO PAY INTEREST DUE ON FLAG TELECOM'S SENIOR NOTES

    As discussed above, we have determined that we will not make the required interest payments, due March 30, 2002, on the outstanding senior notes of FLAG Telecom. Failure to pay interest would become an event of default after a 30-day grace period. After the grace period, the holders of 25% or more of the notes of either series can accelerate the notes, at which point they would become due and payable. We do not have sufficient liquidity to pay these two series in full at this time. If we are unable to negotiate a restructuring of these notes, we would have to file for protection under the bankruptcy laws. We elected not to make this interest payment in order to conserve our cash and to permit us to enter into discussions with the holders of our outstanding indebtedness to seek a consensual arrangement under which we would restructure our outstanding indebtedness. As a result of our decision not to pay interest on FLAG Telecom's senior notes, we have reclassified the senior notes from long-term debt to short-term debt.

    WE ANTICIPATE THAT WE WILL BE REQUIRED TO RESTRUCTURE OUR INDEBTEDNESS

    We are reviewing our business in the light of deteriorating market conditions. If we are unable to agree to a restructuring with the holders of our indebtedness and the Group's outstanding debt is accelerated, we will no longer have sufficient liquidity to meet our capital obligations or to fund our operations. We cannot provide any assurance that the lenders to the Group will not declare all of the Group's indebtedness to be immediately due and payable. Any such action could require us to commence insolvency proceedings. A failure to restructure our obligations in a timely manner could also result in problems in attracting and retaining customers. We cannot assure you that we will be successful in restructuring our obligations. We may have to seek protection under the bankruptcy laws either in conjunction with our restructuring or if we are unable to negotiate a restructuring. It is likely that, as a result of any bankruptcy proceeding, our common shares would have little or no value and our indebtedness would be worth significantly less than face value.

    WE MAY BREACH CERTAIN COVENANTS SET FORTH IN THE FLAG ATLANTIC CREDIT
     FACILITY

    FLAG Atlantic Limited's outstanding indebtedness consists of approximately $286.0 million of bank debt. The bank syndicate has alleged that we have breached certain provisions of the credit agreement for FLAG Atlantic Limited's debt and we are in discussions with them regarding possible breaches of that agreement. While those discussions continue, the bank syndicate has entered into a forbearance agreement pursuant to which it has agreed not to take action under the credit agreement with regard to the defaults under discussion, until April 30, 2002. We cannot assure you that these discussions will be resolved favorably to FLAG Atlantic. If not, the bank syndicate could accelerate and demand payment of the FLAG Atlantic debt, which would constitute a cross default under FLAG Telecom's bonds.

    IF WE ARE UNABLE TO ARRANGE ALTERNATE FINANCING FOR FNAL, WE WILL NOT BE
     ABLE TO COMPLETE CONSTRUCTION OF THE SYSTEM

    WestLB, the agent bank for our project financing for FNAL, has informed us that it has cancelled the commitment and terminated the lending facility. We are discussing potential alternative structures with WestLB and are pursuing other possible financing structures for financing FNAL. If we are unable to arrange alternative financing for FNAL, we will not be able to complete FNAL and may be required to write off a portion of our investment, which was approximately
$500 million at December 31, 2001, including deferred financing costs of approximately $3.7 million which would have to be written off. A failure to complete FNAL would have a material adverse effect on our business and our financial condition.

    WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO MEET OUR EQUIPMENT PURCHASE
     OBLIGATIONS

    We have significant outstanding obligations to suppliers for capital equipment. In particular, FLAG Telecom has guaranteed the payment by FLAG Asia Limited of approximately $96.0 million to Alcatel for the full amount of the construction costs remaining with respect to the build-out of FNAL. Of this amount, approximately $33.9 million is currently owed to Alcatel. We had planned to pay a majority of these costs with amounts to be borrowed under the credit facility that WestLB, the agent bank, has informed us has been terminated. FLAG Asia Limited may not have sufficient liquidity to make current or future payments to Alcatel and we cannot assure you that FLAG Telecom will have sufficient liquidity to meet these guarantee obligations.

    RISKS RELATING TO OUR BUSINESS

    THERE IS SUBSTANTIAL OVERCAPACITY WHICH IS CONTINUING TO DEPRESS PRICES

    Along our global network, we face competition and pricing pressure from existing competitor cables, planned cables and satellite providers. Slower growth in demand for bandwidth than was expected is exacerbating the problems caused by overbuilding in key markets, especially the trans-Atlantic and European routes. The announcements by 360networks and Global Crossing that they have filed for bankruptcy protection under Chapter 11 have exacerbated the oversupply situation by putting further downward pressures on margins as a result of the need to dispose of so-called distressed assets to achieve some return on the initial capital investment. Other competitors are retrenching either, like Level 3, by withdrawing from certain markets, or, like TyCo Telecommunications by going private. We anticipate that assets will be recycled and obtained by competitors at a much lower cost structure than has been achieved by those companies that built the networks themselves. We expect that these sales could lead to price reductions and reduced operating margins. Continuing weakness in prices caused by overcapacity can be expected to adversely affect our results of operations and financial condition.

    In addition, if we conclude that the reduction in prices makes it unlikely that one or more of our systems will be able to generate sufficient excess cash to repay the indebtedness incurred to finance construction of the system, we may be required to recognize an impairment and to write down the value of the system.

    CUSTOMERS ARE INCREASINGLY DEMANDING SHORTER-TERM ARRANGEMENTS

    As prices continue to soften and excess capacity continues to overhang the market and customers fear that suppliers are financially unstable, customers have become increasingly unwilling to purchase capacity on an ROU basis over an extended period of time, typically 15 years. More and more, capacity sales are structured as short-term arrangements with annual repricing. This shift to shorter-term arrangements makes it increasingly difficult for us to maintain our existing customer base and may put greater pressure on our operating margins.

    WE ARE REGULARLY DEPENDENT ON THIRD PARTIES FOR THE CRITICAL "LAST MILE" CONNECTION TO OUR CUSTOMERS

    As an independent carrier, we regularly have to rely on established telephone companies for the "last mile" connection to the individual customer's network. Our larger competitors, such as the regional Bell companies and the state PTO companies, have end-to-end connectivity and are not reliant on third parties for the "last mile". As a result, they may be able to provide service on a more cost-effective basis than we can. This lack of access, and the cost of acquiring it, may adversely affect our ability to compete.

    WE CANNOT ASSURE THE SUCCESSFUL COMPLETION OF PROJECTS THAT ARE UNDERWAY

    We are continuing with our construction of new PoPs, interconnecting our existing systems and integrating capacity acquired from third parties. The FNAL system is scheduled for completion in the second half of 2002 if we are able to arrange adequate financing to replace the terminated WestLB facility. We cannot assure you that we will complete our projects on time or at all. FLAG Telecom has issued a performance guarantee in favor of our partner in FNAL, Reach Ltd., guaranteeing satisfactory performance of all of FLAG Asia's obligations to Reach, including completion of FNAL within a specified time frame. If FNAL is not completed within that time frame, FLAG Telecom could be liable to Reach for Reach's consequential damages resulting from that failure. We cannot assure you that FLAG Telecom will have sufficient liquidity to meet this performance guarantee obligation. We had planned to pay the costs of completing the construction of FNAL with amounts borrowed under the credit facility that WestLB, the agent bank, has informed us has been terminated. Any delay in the completion of the FNAL system, or any other part of our global network which has not yet entered into commercial service, would have a negative effect on our results of operations.

    Additionally, any delay in the completion of the network would slow our ability to migrate customer traffic onto our own network from third party suppliers who are currently providing capacity to us (at a higher cost than our own network) on a temporary basis and may cause customers on our other systems to seek another global carrier. Until such migration is completed we continue to be reliant upon the performance of our third party suppliers, many of whom are experiencing financial difficulties. Any failure in their performance would have the effect of delaying the recognition of revenue and increasing costs. Additionally, failure to complete the FNAL system on time could lead to penalties to be paid to certain customers due to the delay of the FNAL system.

    WE MAY NOT ULTIMATELY REALIZE SUFFICIENT VALUE FROM OUR SYSTEMS

    We intend to retain capacity on all our systems for our own account, to bundle this capacity with our other products and to sell these bundled products. The future demand for such bundled products, or the prices we can obtain for these products, may not be sufficient to allow us to fully utilize the retained capacity or to recover our capital invested in the projects. The overall value realized from such retained capacity may ultimately not be sufficient to cover the costs allocated to this capacity on the various cable systems. The trend toward shorter capacity purchases and continued declining prices makes it increasingly uncertain that we will be able to recover our costs. If we determine at any time that we are unlikely to cover the allocated costs, we may be required to recognize an impairment and to write down the value of the system.

    OUR INFRASTRUCTURAL INVESTMENTS AND TECHNOLOGIES COULD BECOME OBSOLETE BEFORE WE CAN ACHIEVE ADEQUATE UTILIZATION OF THESE ASSETS

    The telecommunications industry is subject to rapid and significant changes in technology. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers. Additionally, in recent years, the useful economic life of telecommunications equipment has declined significantly. Although we believe that, for the foreseeable future, technological changes will not materially affect the use of our fiber-optic system, we cannot predict the effect of technological changes on our business. We cannot assure you that technological developments will not render the infrastructure and technologies in which we invest obsolete before we can adequately utilize them. If we determine at any time that we are unlikely to cover the allocated costs, we may be required to recognize an impairment and to write down the value of the system.

    IF WE FAIL TO MAINTAIN CO-OPERATIVE RELATIONSHIPS WITH OUR LANDING PARTIES AND LOCAL OPERATORS, OUR OPERATIONS MAY BE IMPAIRED

    We depend upon a number of different landing parties to provide access to the origination and termination points at various locations on our global network. Our ability to offer city-to-city services is dependent on our landing parties' willingness to provide cost-effective terrestrial services and to agree to connect other terrestrial networks to our systems. Each of these landing parties has entered into a construction and maintenance agreement with us and some of our customers under which each of the landing parties commits to provide access, to charge reasonable and uniform rates to all customers accessing our global network through the landing party's landing station and to maintain the terrestrial portion of our system in the landing party's country. Despite these commitments, we cannot assure you that the landing parties will perform their contractual obligations or that there will not be political events or changes in relation to the landing parties which have adverse effects on us. In addition, the construction and maintenance agreement restricts our ability to install further equipment into cable landing facilities without the consent of our landing parties. We cannot assure you that we will be able to obtain the consent of our landing parties to proposed future modifications of our landing facilities that may be advantageous to us or necessary to operate our global network.

    We also depend upon local operators in order to provide telecommunications services in regulated countries, such as Egypt and China. Such countries restrict our ability to provide telecommunications services directly to customers and as a result, we have formed alliances with incumbent operators in regulated territories. We cannot assure you that we will continue to maintain cooperative relationships with these local operators in the future. Additionally, increased restrictions in regulated countries could prohibit us from working with such local operators.

    BECAUSE OUR COMPANY AND OUR INDUSTRY ARE HIGHLY REGULATED, OUR ABILITY TO COMPETE IN SOME MARKETS IS RESTRICTED

    The telecommunications industry is highly regulated. The regulatory environment varies substantially from country to country and restricts our ability to compete in some markets. We cannot assure you that we will be able to obtain the authorizations that we need to implement our business plan and enter new markets or that these authorizations, if obtained, will not be later revoked. Regulation of the telecommunications industry is changing rapidly, with effects on our opportunities, competition and other aspects of our business. Our operations may be subject to risks such as the imposition of governmental controls and changes in tariffs.

    IF ADVERSE FOREIGN ECONOMIC OR POLITICAL EVENTS OCCUR, OUR NETWORK AND CUSTOMER BASE MAY BE ADVERSELY AFFECTED AND OUR FINANCIAL RESULTS COULD SUFFER

    We derive substantially all of our revenues from international operations. We have, and expect to have, substantial physical assets in several foreign jurisdictions along our global network. International operations are subject to political, economic and other uncertainties, including, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, labor disputes and other uncertainties arising out of foreign government sovereignty over our international operations. Some regions of the world along our routes have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that are hostile to foreign investment.

    BECAUSE MANY OF OUR CUSTOMERS DEAL PREDOMINANTLY IN FOREIGN CURRENCIES, WE MAY BE EXPOSED TO EXCHANGE RATE RISKS

    We invoice all capacity sales and maintenance charges in U.S. dollars. However, we invoice some network services products in local currencies and most of our customers and many of our prospective customers derive their revenues in currencies other than U.S. dollars. The obligations of customers with substantial revenues in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies devalue relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In such event, the affected customers may not be able to pay us in U.S. dollars. As a result of the current global economic uncertainties, we may experience collection delays or non-payment and we have experienced, and may continue to experience, deferrals of purchases of our products and services by our customers.

    WE DEPEND ON KEY PERSONNEL

    Our business is managed by a number of key personnel who provide expertise and experience which is critical to our business and the implementation of our strategy. Competition for senior managers is extremely intense in the unstable telecom market. If we are unable to retain our senior managers, our activities could be severely impaired and our ability to carry out our strategy materially and adversely affected.

    OTHER RISKS

    THE PRICES OF FLAG TELECOM'S COMMON SHARES CAN BE EXPECTED TO BE VOLATILE

    The market price of FLAG Telecom's common shares, like the stock prices of many publicly traded telecommunications companies, has been, and may continue to be, highly volatile. The market price of the common shares could be affected by:

    - the depth and liquidity of the market for the common shares;

    - investor perceptions of our financial condition and results of operations;

    - increased price competition;

    - quarterly variations in our operating results; and

    - changes in general economic conditions of the telecom industry and volatility in the financial markets.

    WE ANTICIPATE THAT OUR SHARES WILL BE DELISTED FROM THE NASDAQ NATIONAL MARKET AND MOVED TO THE SMALL CAP MARKET IN JUNE 2002

    Companies listed on the Nasdaq National Market are required to maintain a minimum per share price of $1.00. Our shares are currently trading far below this $1.00 requirement. We have been advised by Nasdaq that we will be delisted from the Nasdaq National Market and moved to the Small Cap Market in June 2002. Delisting can be expected to reduce the liquidity of FLAG Telecom's common shares, increase transaction costs of trading in FLAG Telecom's shares and reduce or eliminate any research coverage. In addition, it is possible that many of our large, institutional shareholders will not continue to hold FLAG Telecom's shares after we are delisted from the Nasdaq National Market and moved to the Small Cap Market.

    IF THERE IS ANY CHANGE IN OUR TAX STATUS OR INCOME TAX REGULATIONS OF THE COUNTRIES WHERE WE OPERATE, OUR FINANCIAL RESULTS COULD BE NEGATIVELY AFFECTED

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

    In addition, the U.S. taxing authorities can be expected to reconsider the existing tax treaty with Bermuda in the light of the recent publicity given to the tax avoidance strategies employed by Enron and Global Crossing. We cannot assure you that the benefits currently enjoyed by Bermuda corporations will continue to exist in the future.

    THE ABILITY OF OUR MAJOR SHAREHOLDERS TO APPOINT MEMBERS OF OUR BOARD OF DIRECTORS AND CERTAIN PROVISIONS IN OUR BYE-LAWS MAY LIMIT OUR ABILITY TO ENTER INTO CERTAIN TRANSACTIONS

    Our Bye-laws provide that a shareholder is entitled to designate one member of our board of directors for each 9% of our issued and outstanding common shares that it holds and also provide that, even if they are not thereby entitled to designate a director, Verizon International Holdings Ltd. and Rathburn Limited have the right to designate a director if they own any shares (although Verizon has exercised its right to designate one, rather than two, directors, and TGN Holdings Ltd., a greater than 9% shareholder, has irrevocably waived its right to appoint a director). In addition, our Bye-laws provide that certain actions required to be approved by our board of directors must be approved by two-thirds of the votes present and entitled to be cast at a properly convened meeting of our board. This voting requirement may limit our ability to take certain actions, even if such actions would be deemed beneficial by a simple majority of our board.

ITEM 2. PROPERTIES

    Our tangible assets include a substantial investment in telecommunications equipment. Our network and its component assets are the principal properties we own. Our network includes undersea fiber-optic cable crossing the Atlantic Ocean (FA-1), in the Far East (FNAL), a route from the UK, via the Mediterranean, Arabian Sea, Indian Ocean and China Seas Far East (FEA) and a Northern European terrestrial cable system. Our telecommunications services segment also owns or leases various cable landing stations and PoPs throughout the world related to its undersea and terrestrial cable systems.

    We maintain our principal executive office at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. We also lease corporate office space in London, England and lease office space in London (network operations center), New York City, Virginia, San Francisco, Miami, Bangkok, Hong Kong, Taipei, Dubai, Fujairah, U.A.E. (network operations center), New Delhi, Beijing, Seoul, Tokyo, Singapore, Madrid, Amsterdam, Frankfurt, Rome, Dublin and Paris. Except as noted, the properties listed service all business segments to a greater or lesser degree.

ITEM 3. LEGAL PROCEEDINGS

    We are currently in litigation proceedings with PSINet, Inc. and its related affiliates and subsidiaries ("PSINet"). In December 2001, PSINet initiated Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court in the Southern District of New York. Pursuant to those proceedings, on December 31, 2001, PSINet commenced litigation against FLAG Atlantic Limited and FLAG Atlantic USA Limited to recover an alleged preference payment. Prior to PSINet filing for bankruptcy, we entered into a capacity right of use agreement with PSINet. In compliance with that agreement, PSINet paid us $23.8 million. PSINet claims that this payment may be avoided because it was made within 90 days of PSINet filing for bankruptcy and argues that it is entitled to recover the amount of the payment, together with interest. We intend to defend this action vigorously and assert various defenses to the preference claim.

    We are involved in a dispute with two former employees, Messrs. Reda and Jalil, which centers on the lawfulness of the termination of their employment contracts and the sums payable in that termination. The most significant dispute between the parties is as to the ex-employees' entitlement to stock options or damages in lieu. Although Messrs. Reda and Jalil have not made clear what damages they are claiming, we believe that the amount that they would claim for wrongful termination would be between $3,000,000 and $4,000,000, plus interest. We are unable to estimate the amount they would claim with respect to their allegation that they were entitled to stock options. The Court of Appeal of Bermuda ruled on this issue in our favor. Messrs. Reda and Jalil have subsequently appealed to the Privy Council in the United Kingdom. We are of the opinion that we have good grounds for believing that the ruling of the Court of Appeal of Bermuda is unlikely to be varied by the Privy Council.

    We have received a third-party subpoena from the SEC seeking documents in connection with the SEC's investigation of Global Crossing. We intend to cooperate fully with the SEC's request for such documents.

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, with the exception of the disputes described above, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF OUR COMMON SHARES

    FLAG Telecom's common shares began trading on the Nasdaq National Market and the London Stock Exchange (LSE) under the symbols "FTHL" and "FTL", respectively, on February 11, 2000. The number of record holders of the common shares as of March 20, 2002 was 100 although we believe that there are a larger number of beneficial owners.

    The following table shows the high and low bid price for the common shares as reported on the Nasdaq Stock Market and the high and low sales prices for the common shares as reported on the LSE for fiscal quarters since the common shares began trading on February 11, 2000:

                                                                SHARE PRICE(1)             SALES PRICE(2)
                                                              -------------------   -----------------------------
DATES                                                           HIGH       LOW          HIGH             LOW
-----                                                         --------   --------   -------------   -------------
Feb. 11-Mar. 31, 2000.......................................   $41.00     $22.50           L25.50          L14.88
April 1-June 30, 2000.......................................    23.00      12.19            15.00            8.45
July 1-Sept. 30, 2000.......................................    18.00      10.12            11.08            8.00
Oct. 1-Dec. 31, 2000........................................    13.75       6.25             9.25            5.25

Jan 1-Mar. 31, 2001.........................................    13.00       5.38             7.25            4.88
April 1-June 30, 2001.......................................     9.00       2.75             6.03            2.75
July 1-Sept. 30, 2001.......................................     5.29       1.06             3.50            1.00
Oct. 1-Dec. 31, 2001........................................     1.79       1.13             1.13            1.00

------------------------

(1) Based on the last reported sales price on the Nasdaq National Market.

(2) LSE sales prices are denominated in Sterling.

    On March 20, 2002, the last reported sale price on the Nasdaq National Market was $0.27 and on the LSE was L0.275.

DIVIDEND POLICY

    FLAG Telecom has never declared or paid any dividends on the common shares. The Company's board of directors currently intends to retain any earnings for use in the operation and expansion of its business and does not anticipate paying any dividends on the common shares for the foreseeable future. In the event the Company changes its policy on the payment of dividends, declarations will be subject to the discretion of the board of directors. The board of directors will take into account such matters as general business conditions, the Company's financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by the Company or to its shareholders or by its subsidiaries to the Company and such other factors as the board of directors may deem relevant. FLAG Telecom's Senior Notes contain restrictions on the Company's ability to pay dividends and the 8 1/4% Senior Notes of FLAG Limited restrict the ability of FLAG Limited to pay dividends to FLAG Telecom. For further discussion regarding the potential funding gap that could result if FLAG Telecom's subsidiaries are unable to distribute capital to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

    FLAG Telecom is incorporated in Bermuda. Bermuda law does not restrict the export or import of capital to or from Bermuda in the form of dividends or otherwise.

WITHHOLDING TAX FOR U.S. SHAREHOLDERS

    Under current Bermuda law, no income, withholding or other taxes or stamp or other duties are imposed upon the issue, transfer or sale, or on any payments made on, common shares of the Company. As there is no withholding tax in Bermuda, there is necessarily no reciprocal tax treaty between Bermuda and the United States.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of FLAG Telecom and FLAG Limited for the periods indicated. The financial data for the periods ended December 31, 1997 and 1998 and for the period from January 1, 1999 to February 26, 1999 are derived from FLAG Limited's audited consolidated financial statements. The financial data from incorporation to December 31, 1999, and for the periods ended December 31, 2000 and 2001, are derived from FLAG Telecom's audited consolidated financial statements. We have prepared our financial statements and related notes included in this annual report in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

    You should read the selected consolidated financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," FLAG Limited's consolidated financial statements and notes thereto included elsewhere herein, and FLAG Telecom's consolidated financial statements and notes thereto included elsewhere herein.

                                                                FLAG LIMITED                          FLAG TELECOM
                                                     ----------------------------------   -------------------------------------
                                                                           PERIOD FROM     PERIOD FROM
                                                                            JANUARY 1,    INCORPORATION
                                                                             1999 TO           TO
                                                                           FEBRUARY 26,   DECEMBER 31,
                                                       1997       1998         1999           1999          2000        2001
                                                     --------   --------   ------------   -------------   ---------   ---------
                                                           (AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Capacity revenues, net of discounts(1)...........  $335,982   $184,731     $26,254        $105,612      $  36,765   $  80,081
  Operations and maintenance revenue(1)............     4,011     23,517       3,758          26,818         40,942      58,764
  Network Services revenue.........................        --         --          --              --         21,599      49,478
                                                     --------   --------     -------        --------      ---------   ---------
                                                      339,993    208,248      30,012         132,430         99,306     188,323
Operating expenses:
  Cost of capacity sold............................   196,190    101,288       8,294          41,349             --          --
  Network expenses.................................        --         --          --              --         13,036      58,228
  Operations and maintenance(2)....................     4,600     37,931       5,114          26,201         32,298      47,545
  Sales and marketing(2)...........................     6,598     10,680         637          11,096         12,744      17,349
  General and administrative(2)(3).................    30,339     21,674       2,870          22,901         39,189      46,394
  Asset impairment and restructuring...............        --         --          --              --             --     387,169
  Depreciation and amortization....................       276        844         233          11,133         79,414     131,910
                                                     --------   --------     -------        --------      ---------   ---------
                                                      238,003    172,417      17,148         112,680        176,681     688,595
                                                     --------   --------     -------        --------      ---------   ---------
Operating income/(loss)............................   101,990     35,831      12,864          19,750        (77,375)   (500,272)
Income from affiliate..............................        --         --          --             361          4,717          --
Interest expense...................................   (20,193)   (61,128)     (9,758)        (45,062)      (102,543)   (109,156)
Foreign currency gain/(loss).......................        --         --          --              --         17,014      (7,871)
Interest income....................................     6,637     14,875       1,825           7,188         69,817      43,002
                                                     --------   --------     -------        --------      ---------   ---------
Income/(loss) before minority interest and income
  taxes............................................    88,434    (10,422)      4,931         (17,763)       (88,370)   (574,297)
Minority interest..................................        --         --          --           3,826             --          --
Provision for income taxes.........................    (8,991)    (1,260)       (171)         (1,549)        (1,096)     (7,402)
                                                     --------   --------     -------        --------      ---------   ---------
Net income/(loss) before extraordinary item........    79,443    (11,682)      4,760         (15,486)       (89,466)   (581,699)
Extraordinary item(4)..............................        --    (59,839)         --              --             --          --
                                                     --------   --------     -------        --------      ---------   ---------
Net income/(loss) before cumulative effect of
  adoption of SFAS No.133..........................    79,443    (71,521)      4,760         (15,486)       (89,466)   (581,699)
Cumulative effect of adoption of SFAS No. 133......        --         --          --              --             --      (1,291)
                                                     --------   --------     -------        --------      ---------   ---------
Net income/(loss)..................................    79,443    (71,521)      4,760         (15,486)       (89,466)   (582,990)
                                                     ========   ========     =======        ========      =========   =========
Cumulative pay-in-kind preferred dividends.........    16,324      1,508          --              --             --          --
Redemption premium and write-off of discount on
  preferred shares(5)..............................        --      8,500          --              --             --          --
                                                     --------   --------     -------        --------      ---------   ---------
Net income/(loss) applicable to common
  shareholders.....................................  $ 63,119   $(81,529)      4,760         (15,486)       (89,466)   (582,990)
                                                     ========   ========     =======        ========      =========   =========
Basic and diluted net income/(loss) per share
  before extraordinary item:
  Class A FLAG Ltd.................................  $     --   $  (0.02)    $    --        $     --      $      --   $      --
  Class B FLAG Ltd.................................  $     --   $  (0.03)    $    --        $     --      $      --   $      --
Basic and diluted net income/(loss) per share
  attributable to extraordinary item:
  Class A FLAG Ltd.................................  $     --   $  (0.05)    $    --        $     --      $      --   $      --
  Class B FLAG Ltd.................................  $     --   $  (0.10)    $    --        $     --      $      --   $      --
Basic and diluted net income/(loss) per share(6):
  Class A FLAG Ltd.................................  $   0.05   $  (0.07)    $    --        $     --      $      --   $      --
  Class B FLAG Ltd.................................  $   0.14   $  (0.13)    $  0.01        $     --      $      --   $      --
  FLAG Telecom common stock before effect of
    adoption of SFAS No. 133.......................  $     --   $     --     $    --        $  (0.22)     $   (0.68)  $   (4.34)
Basic and diluted net income/(loss) per share
  attributable to the cumulative effect of adoption
  of SFAS No. 133..................................  $     --   $     --     $    --        $     --      $      --       (0.01)
Basic and diluted net income/(loss) per share......  $     --   $     --     $    --        $  (0.22)     $   (0.68)  $   (4.35)

                                                             FLAG LIMITED                     FLAG TELECOM
                                                        -----------------------   -------------------------------------
AS OF DECEMBER 31                                          1997         1998         1999         2000         2001
-----------------                                       ----------   ----------   ----------   ----------   -----------
BALANCE SHEET DATA:
Current assets........................................  $   96,677   $   76,114   $   98,716   $1,084,521   $   644,436
Goodwill..............................................          --           --           --       31,463            --
Restricted Cash.......................................     425,905      255,366      134,066      372,808       321,195
Capacity available for sale...........................   1,208,948    1,095,099      774,366           --            --
Capitalized financing costs...........................      61,848       12,352       11,678       28,949        27,872
Investment in FLAG Atlantic...........................          --           --        7,162           --            --
Construction in progress..............................         389       11,494           --      514,875       315,718
Other long term assets................................          --           --           --       12,348       160,367
Property and equipment................................       1,147        4,487      299,743    1,033,800     2,007,078
Total assets..........................................   1,836,937    1,475,766    1,325,731    3,078,764     3,476,666
Current liabilities...................................     370,555      232,814      152,402      334,025     1,038,941
Senior notes..........................................          --      424,679      425,270      984,002       426,453
Bank credit facilities................................     615,087      271,500      190,000      155,000       341,500
Deferred revenue......................................     176,221       84,415      100,724      594,759     1,236,951
Deferred taxes........................................       4,600        3,562        3,973        3,371         2,901
Minority interest.....................................          --           --      154,817           --            --
Preferred Stock.......................................     129,445           --           --           --            --
Shareholders' equity:
Common shares, $.0006 par value.......................          --           --           42           80            80
  Class A common shares, $.0001 par value.............          13           13           --           --            --
  Class B common shares, $.0001 par value.............          57           57           --           --            --
Additional paid-in capital and deferred stock
  compensation(5).....................................     514,389      504,381      313,848    1,110,115     1,112,617
Accumulated other comprehensive income................          --         (704)         141        2,364         5,165
Retained earnings (accumulated deficit)...............      26,570      (44,951)     (15,486)    (104,952)     (687,942)
Shareholders' equity..................................  $  541,029   $  458,796   $  298,545   $1,007,607   $   429,920

STATEMENT OF CASH FLOW DATA:
Cash flow from operating activities...................     285,156       88,831      115,782      194,942       692,496
Cash flow from financing activities...................     245,677       97,818      (67,470)   1,113,016       185,312
Cash flow from investing activities...................    (528,653)    (186,144)     (47,058)    (372,963)   (1,375,667)

------------------------------

(1) Certain reclassifications have been made to conform to current year presentation.

(2) Included in operating expenses for FLAG Telecom for the year ended
    December 31, 2001, are the following non-cash compensation expenses:
    $0.5 million in operations and maintenance expenses; $0.3 million in sales and marketing expenses; and $1.2 million in general and administrative expenses. Included in operating expenses for FLAG Telecom for the year ended December 31, 2000, are the following non-cash compensation expenses:
    $1.8 million in operations and maintenance expenses; $1.2 million in sales and marketing expenses; and $4.2 million in general and administrative expenses.

(3) Included in general and administrative expenses for the years ended
    December 31, 1997 and 1998 are program management expenses which include reimbursements to Bell Atlantic Network Systems Company then a shareholder of FLAG Telecom, for all costs and out-of-pocket expenses incurred by Bell Atlantic Network Systems Company in performing project management services for FLAG Limited. In addition, Bell Atlantic Network Systems Company received a fee equal to 16% of payroll costs and of certain outside contractor and consultant costs. Bell Atlantic Network Systems Company was a subsidiary of Bell Atlantic Corporation, a predecessor of Verizon Communications.

(4) In the year ended December 31, 1998, in connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its existing credit facility, FLAG Limited recorded an extraordinary loss of $59.8 million, representing the write-off of unamortized deferred financing costs related to its old credit facility.

(5) In the year ended December 31, 1998, in connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its existing credit facility, FLAG Limited redeemed its then outstanding preferred stock at a redemption price of 105% of the liquidation preference. The excess of the redemption value over the carrying value of the preferred stock on the date of the redemption of $8.5 million has been reflected as a decrease in other shareholders' equity.

(6) The net loss per share in 1998, excluding the extraordinary item, was $0.02 and $0.03 for Class A and Class B shares, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The financial information presented in this report comprises the consolidated results of FLAG Limited for the accounting periods to February 26, 1999 and the FLAG Telecom consolidated results for the period from incorporation to December 31, 1999 and for the years ended December 31, 2000 and 2001. You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with FLAG Limited's consolidated financial statements and notes thereto included elsewhere herein and FLAG Telecom's consolidated financial statements and notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

    ACCOUNTING FOR ROU AGREEMENTS

    It is critical, when looking at our business, that an investor or other user of the financial statements understands that the cash flows of the business can vary significantly from the amounts recorded as revenues in our income statement. When a customer enters into an ROU contract to use capacity on our global network, that customer typically makes an upfront payment of cash. In accordance with U.S. accounting practices, we do not recognize that cash as revenue upfront on the date it is received. Instead, we record the cash as deferred revenue in the balance sheet. When all the relevant criteria for revenue recognition are met (generally when the customer circuit has been activated, the customer has accepted the circuit and the customer becomes liable for any agreed maintenance charges), we begin to recognize the revenue in the income statement by amortizing the deferred revenue balance on a straight-line basis over the term of the relevant agreement. We believe this accounting treatment is appropriate because, even though the cash for the ROU is received upfront, we have not earned that revenue in full until the ROU agreement has run its full term. ROU agreements may have terms for the lifetime of the system, which tends to be up to 15 years. As a result, the income statement in any period will reflect as revenues in the period amounts relating to agreements that were signed, and for which cash was received, in a prior period.

    We also sell services and capacity on a short-term lease basis whereby payments are generally made in installments over the term of the agreement as opposed to upfront payments. Accordingly, in the case of sales of services and short term leases there tends to be a closer approximation, in the profile of cash received and the recognition of revenues in the income statement, than is the case with right of use agreements.

    ACCOUNTING FOR RECIPROCAL TRANSACTIONS

    During 2001 we entered into a number of transactions in which we provided capacity, services or facilities, by way of lease, ROU or services agreement, to other telecommunications companies and service providers at approximately the same time that we leased or purchased capacity, services or facilities from these same companies or their affiliates. We refer to these transactions as "reciprocal transactions". We enter into these transactions to expand our global footprint and to provide the necessary capacity to serve our global customers. In certain instances, these transactions also result in improvement in our cash position because the payment we receive for the capacity, services or facilities that we provide exceeds the payment we make for the capacity, services or facilities that we acquire from the other party to the transaction.

    Approximately 14% of GAAP revenues for the year ended December 31, 2001 was associated with reciprocal transactions entered into with other telecommunications companies and service providers.

    We record amounts receivable from reciprocal transactions at fair value as deferred revenue. Deferred revenue is amortized into income statement (GAAP) revenue on a straight-line basis as earned over the shorter of 15 years or the term of the relevant agreement. We do not recognize any

GAAP revenue upfront with respect to reciprocal transactions. Capacity, services or facilities acquired by us in such transactions are recorded either as property and equipment, prepayments or other long-term assets, depending upon when they are brought into service, and are charged as network expense or depreciated on a straight-line basis over the shorter of 15 years or the term of the purchase agreement.

    The business justification for and accounting treatment of reciprocal transactions between telecommunications carriers and service providers has recently been the subject of substantial publicity. We have reviewed our reciprocal transactions entered into in 2000 and 2001, and concluded that an appropriate business purpose existed for us to enter into each such transaction. We have also reviewed our valuations of these transactions and our accounting treatment of those transactions, and believe the valuations and accounting treatment are appropriate.

    Pursuant to GAAP, we account for reciprocal transactions in accordance with Accounting Principles Board Opinion No. 29, which addresses "Accounting for Nonmonetary Transactions." ("APB No. 29"). APB No. 29 states that, in general, accounting for nonmonetary transactions should be based on the fair value of the assets or services involved, which is the same basis as that used in monetary transactions, but excepts from this general rule certain types of "exchanges." We have analyzed each of our reciprocal transactions, and have determined that none of those transactions are the types of "exchanges" excluded from the general accounting treatment specified in APB No. 29. Accordingly, these transactions have been accounted for at fair value in our financial statements.

    Recent testimony by a senior official of the SEC stated that in order to conclude that a network capacity swap transaction should appropriately be accounted for as revenue and a capital expenditure at fair value, a company entering into such a transaction would have to reach the conclusion that:

1. the network capacity received in the exchange will not be sold in the same line of business as the network capacity given in the exchange,

2. the network capacity received in the exchange is a productive asset that is dissimilar to the network capacity given up, and

3. the fair values of the assets exchanged are determinable within reasonable limits.

    We concur that these are the critical accounting judgments to be made. As a matter of policy we only use our network capacity, whether constructed or acquired, to provide telecommunications services under either service contracts or operating leases. We do not "sell" network capacity in the ordinary course of business in reciprocal transactions. Our reciprocal transactions fall into three categories: services for services, operating leases for operating leases and operating leases for capital leases. We believe that under an operating lease or a service contract the earnings process culminates when the service is delivered. Consequently we recognize such revenues ratably over the contract term. We also believe that operating leases and capital leases are dissimilar in nature and consequently are not exchanges of similar productive assets within the definition of APB No. 29.

    We determine fair value by reference to recent cash transactions or quotes from third parties for equivalent capacity or services.

    We are aware, however, that there is a disagreement in the accounting profession regarding the interpretation of APB No. 29 as applied to certain reciprocal transactions. If service contracts for service contracts and operating leases for operating leases were to be deemed to be exchanges of similar productive assets they would not be recorded at fair value and deferred revenue would not result. If this alternative interpretation were applied to our service contract for service contract transactions in the year, the amount recorded in deferred revenue as at December 31, 2001 and the resulting GAAP revenue from amortization of deferred revenue for the year ended December 31, 2001, would be reduced by $25.7 million and $6.8 million respectively although, because we have also accounted for the related network expense at fair value, the reduction to net operating income would be $0.2 million.

    We understand that the SEC is conducting an investigation into the accounting for and disclosure of reciprocal transactions entered into by Global Crossing and Qwest. It is uncertain what the outcome of these investigations will be. One possible outcome will be pronouncements from the SEC setting out guidance on how reciprocal transactions should be accounted for and disclosed. If such pronouncements are issued we may be required to adjust, either prospectively or retrospectively, our accounting for reciprocal transactions.

    For additional disclosure concerning our reciprocal transactions and their impact on our financial statements, see the discussion below on "Financial Impact of Reciprocal Transactions".

    REVENUE RECOGNITION

    Our customers generally purchase capacity on our network through agreements providing for an outright sale of, or the sale of an ROU of, the capacity for the lifetime of a system. In addition, the customer becomes responsible for paying the agreed maintenance charges. The Financial Accounting Standards Board Interpretation No. 43 ("FASB Interpretation No. 43"), requires that sales of fiber-optic cable capacity be accounted for in the same manner as sales of real estate with property improvements or integral equipment. In accordance with FASB Interpretation No. 43, we defer revenue recognition for U.S. GAAP purposes and we account for capacity contracts as leases. Amounts invoiced to customers before the requirements of FASB Interpretation No. 43 are satisfied, are included in deferred revenue and, when the relevant criteria for revenue recognition are satisfied, are amortized through the income statement on a pro rata basis evenly over the life time of the system, which generally tends not to exceed 15 years. This accounting treatment does not affect our cash flows from customers, who continue to be liable for payments in accordance with the signed agreements.

    Prior to the effectiveness of FASB Interpretation No. 43 on June 30, 1999, we recognized revenues from capacity transactions on our network cable systems upon the date the capacity was made available for activation and the customer became responsible for maintenance charges. During this period we also considered revenues from operating lease transactions to be incidental. We have therefore recorded these revenues as reductions of the capacity available for sale. However, as noted above, the magnitude of these transactions has increased such that we now recognize revenues from lease transactions over the term of the leases.

    The Network Services business is a growing part of our portfolio, consisting of Managed Bandwidth Services, IP Services and co-location services. These services are expected to generate recurring revenues for us. As a result of extending our range of products and services, we expect the greater part of our sales to be pursuant to agreements which will require us to recognize revenues over the relevant term of these agreements. To the extent that we enter into contracts in the future that satisfy the requirements for sales type lease accounting, we will recognize revenues without deferral.

    We recognize revenues from providing operations and maintenance services in the period in which we provide these services.

    Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established an allowance for doubtful accounts based on historical industry experience with potential uncollectible receivables and our expectations as to payments. As of December 31, 2001, we had an allowance of $4.1 million.

    The majority of revenues from capacity sales agreements and billings of operations and maintenance services are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. Some vendor contracts for the provision to the FEA system of operations and maintenance services are payable in Japanese Yen, British Pounds, Euro,

French Francs, Singapore dollars or U.S. dollars. Whenever deemed appropriate, we have hedged, and may continue to hedge, our exposure to foreign currency movements.

    ACCOUNTING FOR THE CAPITAL COSTS OF OUR GLOBAL NETWORK

    We have capitalized direct and indirect expenditures incurred in connection with the construction of our global network. The construction costs of the FEA, FA-1 and the FNAL systems are, and will be, amortized over their economic life from the date they are ready for commercial service or, in the event that we enter into contracts in the future that satisfy the requirements for sales type lease accounting, will be written off as cost of sales against revenues from any such transactions. Capital costs associated with development of the other elements of our global network will be amortized over their respective economic lives.

    Prior to July 1, 1999, when a system was ready for commercial service we transferred expenditures to capacity available for sale and charged a proportion of these expenditures to cost of sales as we recognized revenues from sales of capacity. In the case of the FEA system, the amount charged as cost of sales was a function of the allocated costs of construction for each segment and management's estimate of revenues from future capacity sales. As a result of the application of FASB Interpretation No. 43, sales on the FEA system do not satisfy the requirements for sales type lease accounting. The costs of these segments were reclassified at July 1, 1999 and during the six months ended December 31, 1999 from capacity available for sale to fixed assets and are being depreciated over their remaining useful life. Now, as a result of extending our range of products and services, we expect the greater part of our future revenue to be under agreements that will be accounted for as operating leases or service contracts and that will require us to recognize revenues over the relevant term of the agreements. We therefore reclassified the remaining cost of the FEA from capacity available for sale to fixed assets in the first quarter of 2000. This cost is being depreciated over the remaining estimated economic life of the system.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

    Since February 13, 2002, when we announced our preliminary unaudited results for the year ended December 31, 2001, we have recognized a charge with respect to an impairment of our FLAG Atlantic-1 system. The impairment charge, which totals $359.0 million, increased the reported operating loss to $(500.3) million, giving reported net loss for the year of $(583.0) million and basic and diluted net loss per share of $(4.36). The background to the impairment charge is described below under "Operating Expenses". In addition, as a result of our decision not to pay interest on FLAG Telecom's senior notes, we have reclassified the senior notes from long-term debt to short-term debt.

    REVENUES

    We recognized total revenue during the year ended December 31, 2001 of $188.3 million compared to $99.3 million for the year ended December 31, 2000. This increase is due to an increase in our Network Services business revenues and the continued growth in capacity sales and activations on our global network. During the year we achieved a number of significant milestones in the construction of our global network bringing parts of our network into commercial service and thereby permitting the recognition of revenue from presales in the statement of operations which had previously been deferred. The southern leg of the FA-1 system entered into commercial service in May 2001 and the full loop was completed when the northern leg of the system entered into commercial service in June 2001. With both the full loop of the FA-1 system in commercial service, the full amount of the presale payments began to be recognized over the lifetime of the system from June 2001. In addition, revenues in relation to the agreed maintenance charges on the FA-1 system started to be recognized.

The eastern leg of the FNAL system also entered into commercial service in June 2001. If we are able to arrange adequate financing, as the construction of the FNAL system progresses and more segments enter into commercial service, the amount of revenue that can be recognized in the income statement will increase. Prior to the year ended December 31, 2001, only the FEA system was in commercial service.

    We recognized revenue from the sale of capacity of $80.1 million for the year ended December 31, 2001 compared to $36.8 million during the year ended December 31, 2000. The increase is due to the construction milestones achieved on our global network in 2001 which enabled us to start amortizing deferred revenue through the income statement over the life time of the system or over the life of the lease and services agreements.

    We recognized revenue from operations and maintenance services of $58.8 million for the year ended December 31, 2001 compared to $40.9 million for the year ended December 31, 2000. This increase is a result of the construction milestones achieved on our global network in the year which enabled us to start billing the agreed maintenance charges on the systems brought into commercial service.

    We recognized revenue from Network Services of $49.5 million for the year ended December 31, 2001 compared to $21.6 million for the year ended
December 31, 2000. The Network Services business consists of Managed Bandwidth Services, IP Services and co-location services. The managed bandwidth product, which offers customers fully protected international city-to-city circuits backed by service delivery and availability guarantees, represents approximately 70% of the revenue of Network Services for the year ended December 31, 2001, an increase from approximately 50% of Network Services revenues in the year ended December 31, 2000. Our Leased Circuit Services business and our IP services business, new in the year, represented approximately 14% and 9% respectively of the revenue of Network Services in the year ended December 31, 2001.

    As of December 31, 2001, we had entered into sales transactions with more than 130 international telecommunication carriers and Internet service providers compared to 100 as of December 31, 2000.

    OPERATING EXPENSES

    For the year ended December 31, 2001, we recorded $131.9 million of depreciation compared to $79.4 million for the year ended December 31, 2000. The depreciation and amortization charge for the year has increased as construction milestones on our global network were achieved. As legs of the FA-1 and FNAL systems entered into commercial service, amounts held within construction in progress relating to these systems were transferred to property and equipment. We depreciate property and equipment on a straight line basis over the estimated useful life of the asset, generally no more than 15 years.

    During the year ended December 31, 2001, we incurred $58.2 million in network expenses compared to $13.0 million for the year ended December 31, 2000. These costs primarily relate to our utilization of third party capacity, including backhaul expenses, connection and access charges, restoration charges and other network procurement costs. Where possible, and as our global network is completed, we intend to migrate third party capacity onto our global network, thereby removing the need to incur costs purchasing capacity from third parties.

    During the year ended December 31, 2001, we incurred $47.5 million in operations and maintenance costs compared to $32.3 million for the year ended December 31, 2000. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overhead expenses directly associated with operations and maintenance activities. The increase in the year reflects the construction milestones on our global network achieved in the year. As legs of the FA-1 and FNAL systems were entered into commercial service, we became liable for the contractual commitments under maintenance zone agreements and started to recognize the salaries and overhead expenses relating to the operations and maintenance of these systems in the income statement.

    During the year ended December 31, 2001, we incurred $17.3 million in sales and marketing costs compared to $12.7 million incurred during the year ended December 31, 2000. Sales and marketing costs comprise all sales and marketing activities that we directly undertake. The increase in sales and marketing costs is due mainly to the higher personnel costs arising from the increased sales activity to support our growing range of products and services.

    During the year ended December 31, 2001, we incurred $46.4 million of general and administrative expenses compared to $39.2 million during the year ended December 31, 2000. The increase in general and administrative costs is largely due to recruitment of additional staff and increased office related costs incurred as FLAG expanded its geographical diversity and our global network was expanded in Europe, the USA and the Far East.

    Since February 13, 2002, when we announced our preliminary unaudited results for the year ended December 31, 2001, we have received third party supplier analysis that indicates that, with current technology, it is possible to extend the capacity of the FEA system beyond what we had previously believed to be possible. Accordingly, at this time, we do not believe that the FEA system is impaired. However, if we do not decide to invest in the upgrades necessary to achieve the potential capacity, then it would be likely that we would need to recognize an impairment charge on FEA at the time the decision not to invest was made.

    Given the high degree of competition in terms of alternative supply, price erosion and continued lack of demand on the trans-Atlantic route, we have been reviewing the prospects for demand on that route and we now believe that our FA-1 system is impaired. We determined that the carrying value of the FA-1 system exceeded its fair value and we have therefore recognized an impairment charge of $359.0 million in the year. We derived the fair value based on the present value of future cash flows expected to be generated by the FA-1 system according to management's latest demand forecasts.

    In addition, restructuring and asset impairment charges of $28.2 million were recorded in the third quarter of 2001. On August 7, 2001 FLAG Telecom announced that it had decided not to proceed with the FP-1 project in association with TyCo Telecommunications that had been announced in the second quarter. The agreement with TyCo Telecommunications was conditional upon our obtaining financing on satisfactory terms. However, despite substantial efforts on our part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. Following the decision not to proceed with the FP-1 project, certain employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation were written off. The restructuring charge of $1.6 million related to staff reduction costs. The cash expenditures concerning the workforce reduction charge had been paid by the end of the year. We had commissioned a marine survey for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed, the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million, comprising $24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs.

    Costs for the year ended December 31, 2001 include $2.0 million in charges for non-cash compensation expense in respect of stock option awards under our long-term incentive plan. These charges are required under U.S. accounting practices and are purely accounting charges having no effect on cash flows.

    INTEREST EXPENSE, FOREIGN CURRENCY GAIN, AND INTEREST INCOME

    Interest expense on borrowings increased to $109.2 million for the year ended December 31, 2001, from $102.5 million for the year ended December 31, 2000. Interest expense has increased by $6.7 million due to an increase in borrowings and because, as elements of the construction of our global network are brought into commercial service, interest on related borrowings can no longer be capitalized and must be expensed in accordance with U.S. accounting practices. For additional details, see "Liquidity and Capital Resources".

    We experienced a foreign exchange loss of $7.9 million for the year ended December 31, 2001, as compared to a foreign currency gain of $17.0 million for the year ended December 31, 2000. The foreign exchange loss of $7.9 million arose from the translation at the year end of the net Euro denominated borrowings from Euro to U.S. dollars at the balance sheet exchange rate.

    During 2001, we capitalized $16.2 million of interest costs as a component of construction in progress.

    We earned interest income of $43.0 million during the year ended December 31, 2001, compared to $69.8 million earned during the year ended December 31, 2000. Interest was earned on:

    - cash balances and short term investments held by the collateral trustee for FLAG Limited's credit facility;

    - the restricted cash balances in FLAG Atlantic Limited; and

    - the balance of the proceeds from the IPO and high yield funds held by FLAG Telecom.

    PROVISION FOR TAXES

    The provision for taxes was $7.4 million for the year ended December 31, 2001, compared to $1.1 million for the year ended December 31, 2000. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by the Group companies in jurisdictions where they are deemed to have a taxable presence or are otherwise subject to tax. We believe that a significant portion of our income will not be subject to tax by Bermuda, which currently has no corporate income tax, or by other countries in which we conduct activities or in which our customers are located, including the United States. However, this belief is based upon the anticipated nature and conduct of our business, which may change, and upon our understanding of our position under the tax laws of the various countries in which we have assets or conduct activities, which position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. The extent to which certain taxing jurisdictions may require us to pay tax or to make payments in lieu of tax cannot be determined in advance. In addition, payments due to us from our customers may be subject to withholding tax or other tax claims in amounts that exceed the taxation that we anticipate based upon our current and anticipated business practices and the current tax regime.

    We have obtained from the Minister of Finance of Bermuda, under the Exempted Undertakings Tax Protection Act 1966, an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of such tax will not be applicable to us or to any of our operations, or to the shares, capital or common stock of FLAG Telecom, until March 28, 2016. This undertaking does not, however, prevent the imposition of property taxes on any real property or leasehold interests in Bermuda.

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the year ended December 31, 2001 and 2000, results in an effective tax charge that differs from the Bermuda tax charge as follows:

                                                                2001       2000
                                                              --------   --------
Statutory Bermuda tax charge................................  $    --     $   --
Current foreign taxes.......................................   10,782      1,419
Deferred and other taxes....................................   (3,380)      (323)
                                                              -------     ------
Effective tax charge........................................    7,402      1,096
                                                              =======     ======

    FINANCIAL IMPACT OF RECIPROCAL TRANSACTIONS

    During 2001 we entered into a number of transactions in which we provided capacity, services or facilities, by way of leases, ROUs or services agreements, to other telecommunications companies and service providers at approximately the same time that we leased or purchased capacity, services or facilities from these same companies or their affiliates. Our accounting treatment of these "reciprocal transactions" is discussed above under "Accounting for Reciprocal Transactions."

    Sales made as part of reciprocal transactions totaled $24.8 million in 2000 and $263.5 million in 2001, and were recorded as deferred revenue in those amounts. GAAP revenues resulting from amortization of this deferred revenue totaled $nil in 2000 and $27.1 million in 2001, representing 0% and 14.4%, respectively, of total GAAP revenues for those periods.

    Purchases made as part of reciprocal transactions entered into by us totaled $24.8 million in 2000 and $232.8 million in 2001, and were recorded in those amounts as property and equipment, prepayments, or other long-term assets. Amounts recognized as expense or depreciation from reciprocal transactions were $nil in 2000 and $9.5 million in 2001.

    The effect of reciprocal transactions on deferred revenue and other long-term assets in our balance sheet at December 31, 2001 is set out below:

                                                                                         EXCLUDING
                                                                          RECIPROCAL     RECIPROCAL
                                                               TOTAL     TRANSACTIONS   TRANSACTIONS
                                                              --------   ------------   ------------
                                                                     (NUMBERS IN $ MILLIONS)
Changes in deferred revenue:
  Opening Balance as at January 1, 2001.....................    646.4         24.8           621.6
  Additions in the year.....................................    951.9        263.5           688.4
  Amounts amortized into GAAP revenues in 2001..............   (188.3)       (27.1)         (161.2)
                                                              -------        -----         -------
Closing balance as at December 31, 2001.....................  1,410.0        261.2         1,148.8
                                                              =======        =====         =======
Changes in other long term assets:
  Opening balance as at January 1, 2001.....................     12.3          8.0             4.3
  Additions in the year.....................................    249.6        249.6              --
  Amounts reclassified into prepayments in 2001.............    (37.0)       (37.0)             --
  Amounts reclassified into Property and Equipment in
    2001....................................................    (67.4)       (67.4)             --
  Other movements...........................................     (0.1)          --            (0.1)
                                                              -------        -----         -------
Closing balance as at December 31, 2001.....................    157.4        153.2             4.2
                                                              =======        =====         =======

    We are aware that one of our customers, Global Crossing, recently announced that it has filed for bankruptcy protection under Chapter 11. In the year ended December 31, 2001, we entered into three transactions with Global Crossing and its affiliates. For this period, $7.6 million in GAAP revenues was in respect of transactions with Global Crossing and its affiliates. Cash was received in connection with these transactions and the last receipt was in October 2001. As at December 31, 2001, Global Crossing and its affiliates did not owe any amounts to us. As at the same date, $25.9 million, included within "Prepaid expenses and other assets" represented the unamortized balance for payments for circuits activated on the networks of Global Crossing and its affiliates. These assets have already been paid for and are being accounted for as an expense over the 12 month term of the agreement. It is expected that this balance will be expensed in full during the year ending December 31, 2002. In addition, as at December 31, 2001, $42.5 million included within "Other long-term assets" represented capacity credits that have been purchased on the systems of Global Crossing and its affiliates. In light of the bankruptcy filing by Global Crossing, there is no guarantee that we will be able to realize the value of these assets and an impairment charge may be required.

    SUPPLEMENTAL INFORMATION

    In previous SEC filings, we have reported certain "pro forma" information that we identify as EBITDA, Adjusted EBITDA, and cash revenues.

    We add any impairment charge to EBITDA for each period on the basis that impairment represents an acceleration of the deprecation charge. Were we not to add the impairment charge, EBITDA was $(368.4) million and $2.0 million for 2001 and 2000 respectively.

    We compute EBITDA for each period by adding depreciation and amortization to operating income/(loss) and any impairment charge. EBITDA is not computed in the same manner as operating loss, which is computed in accordance with U.S. GAAP. EBITDA for 2001 was $17.2 million, compared to $2.0 million for 2000. We compute Adjusted EBITDA for each period by adding non-cash stock compensation expense and the change in deferred revenue to EBITDA. Adjusted EBITDA for 2001 was $782.8 million, compared to $506.4 million for 2000.

    The following table reconciles U.S. GAAP operating loss to EBITDA and Adjusted EBITDA for 2001 and 2000.

                                                                   TWELVE              TWELVE
                                                                MONTHS ENDED        MONTHS ENDED
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                      (DOLLARS IN MILLIONS)
Operating loss..............................................        (500.3)             (77.4)
Depreciation and amortization...............................         131.9               79.4
Asset impairment charge.....................................         385.6                 --
                                                                   -------              -----
EBITDA......................................................          17.2                2.0
Non-cash stock compensation.................................           2.0                7.2
Change in deferred revenue..................................         763.6              497.6
                                                                   -------              -----
Adjusted EBITDA.............................................         782.8              506.4
                                                                   =======              =====

    CASH REVENUES

    We compute cash revenues for each period by adding the change in deferred revenue to U.S. GAAP revenues. Deferred revenue will increase as we invoice amounts receivable as a result of sales of any future services, including reciprocal transactions and presales of capacity, and will decrease as we amortize deferred revenue on a straight-line basis as earned over the term of the relevant agreements. We include the cash received in a reciprocal transaction in cash revenues, but do not deduct from cash revenues the amount we pay to the counterparty. The following table reconciles cash revenue for 2001 and 2000 to U.S. GAAP revenue:

                                                                   TWELVE              TWELVE
                                                                MONTHS ENDED        MONTHS ENDED
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                      (DOLLARS IN MILLIONS)
Deferred revenue--Opening balance...........................         646.4              149.2
Deferred revenue--Closing balance...........................       1,410.0              646.4
                                                                   -------              -----
Change in deferred revenue..................................         763.6              497.2
GAAP revenue................................................         188.3               99.3
                                                                   -------              -----
Cash revenue................................................         951.9              596.5
                                                                   =======              =====

    YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

    ADJUSTED CONSOLIDATED RESULTS

    The table below shows the selected statement of operations and cash flow data in thousands for the year ended December 31, 1999, being a combination of the results of FLAG Limited for the period from January 1, 1999 to February 26, 1999 and the results of FLAG Telecom for the period from incorporation to December 31, 1999. These results have been adjusted to eliminate minority interests. These adjustments will not be reflected in our current and future financial statements.

                                                               ADJUSTED YEAR ENDED
                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
REVENUE:
Capacity sales..............................................         131,866
Operations and maintenance revenues.........................          30,576
                                                                     -------
                                                                     162,442
                                                                     =======

OPERATING EXPENSES:
Cost of capacity sold.......................................          49,643
Operations and maintenance (including non-cash compensation
  expense of $2,647)........................................          31,315
Sales and marketing (including non-cash compensation expense
  of $1,534)................................................          11,733
General and administrative (including non-cash compensation
  expense of $4,619)........................................          25,771
Depreciation and amortization...............................          11,366
Interest expense............................................         (54,820)
Interest income.............................................           9,013
Income from Affiliates......................................             361
Loss before income taxes....................................         (12,832)
Provision for taxes.........................................           1,720
Net loss....................................................         (14,552)
EBITDA......................................................          93,623
Adjusted EBITDA.............................................         128,112
Cash Revenues...............................................         188,130
Cash flows from operating activities........................          92,678
Cash flows from financing activities........................         (46,240)
Cash flows from investing activities........................         (46,470)

    We computed EBITDA by adding depreciation and amortization to operating income/(loss) and any impairment charge. EBITDA is not computed in the same manner as operating loss, which is computed in accordance with U.S. GAAP. We compute Adjusted EBITDA by adding non-cash stock compensation expense and the change in deferred revenue to EBITDA.

    REVENUES

    We recognized total revenue during the year ended December 31, 2000 of $99.3 million compared to $162.4 million in total revenue for the year ended December 31, 1999. This reduction is due to the application of FASB Interpretation No. 43, with effect from July 1, 1999. FASB Interpretation
No. 43 provides that certain sales of capacity should not be recognized as current revenue if they do not satisfy the requirements for sales type lease accounting. Revenues from these capacity sales are now deferred and amortized over the term of the contracts. The change to accounting treatment has no impact on cash flows. For a more detailed description of FASB Interpretation No. 43, see "Critical accounting policies--Revenue Recognition" above.

    We recognized revenue from the sale of capacity of $36.8 million for the year ended December 31, 2000, compared to $131.9 million during the year ended December 31, 1999. This reduction is due to the application of FASB Interpretation No. 43.

    As of December 31, 2000, we had entered into sales transactions with more than 100 international telecommunication carriers and Internet service providers compared to 90 as of December 31, 1999.

    We recognized revenue from operations and maintenance services of $40.9 million for the year ended December 31, 2000, compared to $30.6 million for the year ended December 31, 1999, as a result of the increase in cumulative capacity sales and activations on the FEA system.

    We recognized revenue from Network Services of $21.6 million for the year ended December 31, 2000. No Network Services revenue was generated for the year ended December 31, 1999.

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

    During the year ended December 31, 2000, we incurred $12.7 million in sales and marketing costs compared to $11.7 million incurred during the year ended December 31, 1999. Sales and marketing costs comprise all sales and marketing activities that we directly undertake. The increase in sales and marketing costs is due to greater employment and related costs associated with the increased worldwide sales and marketing activity.

    During the year ended December 31,2000, we incurred $39.2 million of general and administrative expenses compared to $25.8 million during the year ended December 31, 1999. The increase in general and administrative costs in the year ended December 31, 2000, is largely due to recruitment and salaries of additional staff and increased office related costs.

    Costs for the year ended December 31, 2000 noted above include charges for non-cash compensation expense in respect of stock option awards under our long-term incentive plan. These charges are required under U.S. accounting practices and are purely accounting charges having no effect on cash flows.

    INTEREST EXPENSE, FOREIGN CURRENCY GAIN, AND INTEREST INCOME

    Interest expense on borrowings increased to $102.5 million for the year ended December 31, 2000, from $54.8 million for the year ended December 31, 1999. The increase in interest expense of $47.7 million is attributable to additional borrowings obtained.

    The foreign exchange gain of $17.0 million arises from the translation at the year end of the net Euro denominated borrowings from Euro to U.S. dollars at the balance sheet exchange rate. On December 20, 2000, we entered into a cross currency swap to hedge the foreign exchange exposure of our E300 million 11 5/8% Senior Notes.

    During 2000, we capitalized $6.6 million of interest costs as a component of construction in progress.

    We earned interest income of $69.8 million during the year ended December 31, 2000, compared to $9.0 million earned during the year ended December 31, 1999. Interest was earned on:

    - cash balances and short term investments held by the collateral trustee for FLAG Limited's credit facility;

    - the restricted cash balances in FLAG Atlantic Limited; and

    - the balance of the proceeds from the IPO and high yield funds held by FLAG Telecom.

    PROVISION FOR TAXES

    The provision for taxes was $1.1 million for the year ended December 31, 2000 compared to $1.7 million for the year ended December 31, 1999. The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax. as noted above, we believe that a significant portion of our income will not be subject to tax by Bermuda, which currently has no corporate income tax, or by other countries in which we conduct activities or in which our customers are located, including the United States.

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the year ended December 31, 2000, and the period from incorporation to December 31, 1999, results in an effective tax charge that differs from the Bermuda tax charge as follows:

                                                                2000       1999
                                                              --------   --------
Statutory Bermuda tax charge................................   $   --     $   --
Current foreign taxes.......................................    1,419      1,080
Deferred and other taxes....................................     (323)       469
                                                               ------     ------
Effective tax charge........................................   $1,096     $1,549
                                                               ======     ======

    FINANCIAL IMPACT OF RECIPROCAL TRANSACTIONS

    During 2000 we entered into transactions in which we provided capacity, services or facilities, by way of lease, ROUs or services agreement, to other telecommunications companies and service providers at approximately the same time that we leased or purchased capacity, services or facilities from these same companies or their affiliates.

    Sales made as part of reciprocal transactions totaled $24.8 million in 2000 and $nil in 1999, and were recorded as deferred revenue in those amounts. No GAAP revenues were recorded in either periods with respect to reciprocal transactions.

    Purchases made as part of reciprocal transactions entered into by us totaled $24.8 million in 2000 and $nil in 1999, and were recorded as other long-term assets. No amounts were recognized as expense or depreciation from reciprocal transactions in either period.

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

    ADJUSTED EBITDA

    We recognized adjusted EBITDA of $506.4 million for the year ended
December 31, 2000, compared to $128.1 million for the year ended December 31, 1999. This increase includes the effect of the FA-1 presales. Excluding the effect of FA-1, adjusted EBITDA was $147.7 million for the year, up 15% compared to 1999.

    CASH REVENUES

    We recognized cash revenues of $596.4 million for the year ended
December 31, 2000, compared to $188.1 million for the year ended December 31, 1999. This increase includes the effect of the FA-1 presales. Excluding the effect of FA-1, cash revenues were $237.8 million for the year, up 26% on 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date through a combination of cash generated from operations, presale proceeds, equity contributions, bank debt, the proceeds of debt offerings and the proceeds of our initial public offering.

    At December 31, 2001, our available sources of liquidity consisted of:
$424.2 million of unrestricted cash; up to approximately $200.0 million available for borrowing under our credit agreements; and $321.2 million of restricted cash, generally available only for specific projects or commitments under banking agreements. Since December 31, 2001, WestLB has terminated the FLAG Asia credit facility, we have repaid the FLAG Limited credit facility and we have used unrestricted cash to make certain payments to Alcatel for equipment for FNAL. Taking these events into account, proforma as if they had happened as at December 31, 2001, our available sources of liquidity at December 31, 2001 would have been approximately $474.7 million of unrestricted cash, approximately $30.0 million available for borrowing under our credit agreements and $221.2 million of restricted cash.

    On February 13, 2001, we announced that we anticipated that our capital requirements for 2002 would include approximately $475 million to $500 million for capital expenditures. If we are unable to arrange alternative financing structures for FNAL, and we elect not to proceed with the remaining construction of FNAL, our capital requirements for 2002 as at December 31, 2001 would have decreased by approximately $339 million. In addition, we have received a demand from PSINet to repay $23.8 million that it paid to us shortly before it filed for bankruptcy. We are disputing the validity of this claim. Any budgeted capital expenditures for 2002 may depend on our ability to restructure our outstanding indebtedness.

    We are currently reviewing our business in the light of deteriorating market conditions. We have determined that we will not make the required interest payments, due March 30, 2002, on the outstanding senior notes of FLAG Telecom. Failure to pay interest would become an event of default after a 30-day grace period. After the grace period, the holders of 25% or more of the notes of either series can accelerate the notes, at which point they would become due and payable. We do not have sufficient liquidity to pay these two series in full at this time. If we are unable to negotiate a restructuring of these notes, we would have to file for protection under the bankruptcy laws. We elected not to make this interest payment in order to conserve our cash and to permit us to enter into discussions with the holders of our outstanding indebtedness to seek a consensual arrangement under which we would restructure our outstanding indebtedness.

    As a result of our decision not to pay interest on FLAG Telecom's senior notes, we have reclassified the senior notes from long-term debt to short-term debt.

    We have retained Credit Suisse First Boston and The Blackstone Group as strategic and financial advisors to advise us on financial and strategic alternatives for our long-term development. As part of our strategy to conserve capital and to control costs, these advisors are assisting us in the review of our business and the evaluation of the most beneficial path for our future, including possible restructuring of our indebtedness, identifying funding opportunities and working with potential strategic partners.

    RESTRICTED CASH

    The credit facilities in place at December 31, 2001 in FLAG Limited and FLAG Atlantic Limited ("the borrowing entities") are ring-fenced and secured by the assets of the relevant borrowing entities. Under the terms of the credit facilities, where assets of the borrowing entities are used by Group entities other than the borrowing entities, intercompany pricing agreements are in place which fix the rate at which the service is charged. FLAG Telecom owns certain sales subsidiaries, including FLAG Telecom Ireland Limited ("FTIL") and FLAG Telecom Global Networks Limited ("FTGNL"), which market the Group's services to customers. In order to deliver service to their customers FTIL and FTGNL need to purchase capacity from the borrowing entities and, in this way, cash passes from the customer to FTIL or FTGNL and then to the borrowing entities.

    Funds held by FTIL or FTGNL, until paid over to the borrowing entities as required, are unrestricted cash. The Group designates funds held by collateral trustees, in escrow, or legally designated for projects or commitments by bank agreement, as long term restricted cash. When FTIL or FTGNL make payments to the borrowing entities, funds pass from unrestricted cash to restricted cash. The restrictions over the use of the cash in the borrowing entities will only be lifted when the indebtedness is paid off or when financial covenants that restrict the borrowing entities making certain payments (including dividends to the holding company) are complied with.

    Much of the Group's cash is restricted at the borrowing entity level and is not permitted to be transferred to the holding company or the other borrowing entities. Substantially all cash generated by the operation of our systems becomes restricted cash. As a result, since the capital markets are effectively closed to companies in our sector, we are unlikely to be able to generate additional unrestricted cash until one or more of the borrowing entities have repaid their outstanding indebtedness. Unrestricted cash at the holding company level will be required for capital and operating needs.

    COVENANTS AND IMPAIRMENT

    Our operating subsidiaries have incurred indebtedness in connection with the build-out of our systems. The relevant commercial bank agreements contain certain financial covenants. Failure to comply with these covenants would not result in an event of default, but would entitle the lenders to sweep all the excess cash generated by the relevant operating subsidiary after funding the system's operations and maintenance costs, amongst other things. At
December 31, 2001, we were in compliance with all of our financial covenants.

    FLAG Telecom had $300 million 11 5/8% Senior Notes and E300 million 11 5/8% Senior Notes outstanding at December 31, 2001, repayable at par in 2010. As noted above, we have determined that we will not make the required interest payments, due March 30, 2002, on these senior notes.

    Failure to pay principal or interest on the indebtedness of any of our subsidiaries, or certain other events of default, would result in the indebtedness in question becoming due and payable. The acceleration of the maturity of the indebtedness of our subsidiaries also would cause an event of default on bonds issued by FLAG Telecom that would result in these bonds becoming due and payable. In the event that there is a change of control of FLAG Telecom, as defined in the indenture, the bondholders of FLAG Telecom's
$300 million 11 5/8% Senior Notes and E300 million 11 5/8% Senior Notes will have the right to require the Company to buy back such bonds at a purchase price equal to 101%.

    As of March 28, 2002, we have paid all amounts owed to Barclays, the agent for FLAG Limited's lending banks, under FLAG Limited's credit agreement. FLAG Limited also has $430.0 million 8 1/4% Senior Notes outstanding at that date, repayable at par in 2008. We have reviewed FLAG Limited's business in the light of deteriorating market conditions, the degree to which it is economic to upgrade the FEA system and the likelihood that FEA will generate sufficient cash to repay the Senior Notes at maturity in 2008. The conclusion of this review was that, at this time, we do not believe that the FEA system is impaired. Since February 13, 2002, when we announced our preliminary unaudited results for the year ended December 31, 2001, we have received third party supplier analysis that indicates that, with current technology, it is possible to extend the capacity of the FEA system beyond what we had previously believed to be possible. However, if we do not decide to invest in the upgrades necessary to achieve the potential capacity, then it would be likely that we would need to recognize an impairment charge on FEA at the time the decision not to invest was made.

    FLAG Atlantic Limited's outstanding indebtedness consists of approximately $286.0 million of bank term debt. Under current market conditions on the Atlantic route, it is possible that we will breach one of the financial covenants for FLAG Atlantic Limited's debt. We have reached agreement with Barclays, the agent for FLAG Atlantic Limited's lending banks, under which Barclays has agreed to forbear from exercising certain rights it may have through April 30, 2002. Any breach of the financial covenants would not cause an event of default, but would entitle the banks to increase their sweep of FLAG Atlantic Limited's excess cash. We do not anticipate that such a breach would have a material impact on FLAG Atlantic Limited's operations. In the year ended December 31, 2001, we have recognized an impairment charge of $359.0 million with respect to our FA-1 system.

    CASH SWEEP MECHANISM

    As well as intercompany sales, revenues are also invoiced by the borrowing entities directly to third party customers. When cash is received by a borrowing entity in connection with all revenues, either directly earned from customers or through intercompany sales, the cash is retained by the borrowing entity and is shown in the Group balance sheet as restricted cash. Restricted cash is applied to pay the costs of the borrowing entity, to meet the additional capital expenditure requirements of that borrowing entity and to pay debt service of that borrowing entity.

    In FLAG Limited and FLAG Atlantic Limited, a cash sweep mechanism at December 31, 2001 operated under the terms of the credit facility agreements on a quarterly basis. Under the cash sweep mechanism, a calculation is done to determine what excess cash flow, if any, the borrowing entity has generated. If there are funds available as excess cash, these excess funds are applied, depending upon the applicable rate of cash sweep, to repay the bank borrowing. As at December 31, 2001, the applicable rates of cash sweep in FLAG Limited was 50%. The initial applicable rate of cash sweep in FLAG Atlantic Limited, when it first applies as at March 31, 2002, will be 75%. There are financial covenants in place in FLAG Atlantic Limited which, if not complied with, would increase the applicable level of cash sweep to 100%. Under current market conditions on the Atlantic route, it is likely that we will breach one of the financial covenants for FLAG Atlantic Limited's debt when they are measured as at March 31, 2002. For additional information, see the discussion of "Covenants and Impairment" above.

    POTENTIAL USES OF EXCESS CASH

    In the event that there is excess cash in the borrowing entity and the cash sweep is less than 100% that excess cash can, in the case of FLAG Atlantic Limited, be passed up to FLAG Telecom by way of dividend.

    In the case of FLAG Limited, under the terms of the indenture in connection with the $430 million 8 1/4% Senior Notes due 2008, payments of dividends are not permitted until it has generated cumulative net income. In addition, under the terms of the indenture, there is a test, performed annually, to determine whether FLAG Limited is required to make an excess cash flow offer. As at December 31, 2001, FLAG Limited was not required to make an excess cash flow offer under the terms of the indenture. Generally, in an excess cash flow offer the available funds (the "excess cash" as determined by the definitions in the indenture) would be spread across all bondholders and applied to repurchase a fraction of their securities at par. In practice, FLAG Limited may repurchase its bonds in the open market to satisfy this requirement.

    FURTHER DETAILS ON THE GROUP'S INDEBTEDNESS

    Further details about the indebtedness of each of our subsidiaries is set out below:

    FLAG TELECOM

    On February 16, 2000, we sold 27,964,000 common shares at $24 per share in our initial public offering. We received $633.7 million in net proceeds from that offering. On March 17, 2000, we completed our sale of 11 5/8% Senior Notes due 2010 in the U.S. and Europe, raising net proceeds of $576.6 million.

    On December 20, 2000, we entered into a cross currency swap to manage the foreign exchange exposure of our E300 million 11 5/8% Senior Notes due 2010. Under the swap agreement we exchanged E300 million for $269.0 million. On June 20, 2002, we will exchange back the $269.0 million for E300 million.

    On January 1, 2001, the Group adopted SFAS No. 133 in its entirety, applying the necessary accounting treatment for all derivative financial instruments held within the Group. See Note 12 of the Notes to Consolidated Financial Statements of FLAG Telecom.

    On April 3, 2001, FLAG Telecom entered into an agreement to collaborate in the development and use of Verizon Communications' city-to-city European backbone network. We expect to fund our commitments under this agreement from our existing resources.

    On August 7, 2001, FLAG Telecom announced that it had decided not to proceed with the FP-1 project in association with TyCo Telecommunications that had been announced in the second quarter. The agreement with TyCo Telecommunications was conditional upon us obtaining financing on satisfactory terms. However, despite substantial efforts on our part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations.

    FLAG LIMITED

    On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150 million six-year term loan facility ($55.5 million of which remained outstanding at December 31, 2001 and $93 million of which was outstanding at December 31, 2000) and a $10 million revolving credit facility (none of which was outstanding at December 31, 2001 or December 31, 2000). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. As of March 28, 2002, FLAG Limited repaid all amounts owed under the term loan facility. The revolving credit facility bore interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes due 2008 of FLAG Limited. As a consequence of the reductions in the credit rating announced by Moody's in January 2002, the interest rate for the revolving credit facility at March 28, 2002 was 225 basis points over LIBOR. The facility is secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with the February 16, 2000 amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3.3 million.

    In August 2000, FLAG Limited entered into an interest rate collar transaction for an initial notional amount of $60.0 million, reducing in increments to $20.0 million in the final quarter of 2001. The transaction terminates on April 30, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of 5.85%. FLAG Limited recognizes the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    FLAG ATLANTIC LIMITED

    In October 1999, FLAG Atlantic entered into an interest rate collar transaction for an initial notional amount of $31.0 million, increasing in increments to $106.0 million in the final quarter of 2001. The transaction terminated on November 30, 2001. The collar was comprised of a LIBOR cap at 7% and a floor of 6.27%. FLAG Atlantic recognizes the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    In October 2001, FLAG Atlantic entered into an interest rate swap for an initial notional amount of $260.0 million, reducing in increments to $99.0 million in the first quarter of 2005. The transaction commenced on December 31, 2001 and terminates on March 31, 2005. Under the swap agreement, FLAG Atlantic pays a fixed rate of 3.94% and the swap counterparty pays the floating rate based on LIBOR.

    FLAG Atlantic has a $575.0 million construction/term loan facility (of which $275.8 million and $62.0 million was outstanding at December 31, 2001 and December 31, 2000, respectively) and a $25.0 million revolving credit facility ($10.2 million of which was outstanding at December 31, 2001 and none of which was outstanding at December 31, 2000). The construction loan converted to a term loan on December 6, 2001 and the remaining commitments were cancelled. These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. Commitment fees accrued on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

    FLAG Atlantic's bank facility is secured by an assignment of all of FLAG Atlantic's contracts, a security interest in its bank accounts and property and a pledge of all of the stock in FLAG Atlantic.

    In addition to the debt drawn, FLAG Atlantic has a $25.0 million revolving credit facility available for liquidity purposes. As at December 31, 2001, $10.2 million had been drawn under the revolving credit facility. Where there is an event of default or the financial covenants are not met, the amount available under the revolving credit facility reduces for as long as the event of default or non-compliance with the financial covenant remains.

    CASH FLOWS

    Total cash provided by operating activities was $692.5 million and that used in investing activities was $(1,375.7) million, for the year ended December 31, 2001. At December 31, 2001, total cash had decreased to $745.4 million from $1,292.5 million at December 31, 2000, primarily as a result of further payments on the construction of the FLAG Telecom network.

    Total cash provided by operating activities and used in investing for the year ended December 31, 2000 were $194.9 million and $(373.0) million, respectively.

    ACCOUNTS RECEIVABLE

    The accounts receivable balance at December 31, 2001 of $154.0 million includes $20.6 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date. The comparable figure at December 31, 2000 was $50.6 million.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table provides a summary of our obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments as at December 31, 2001:

                                                                  PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------
                                                         LESS THAN                                      AFTER
CONTRACTUAL CASH OBLIGATIONS                TOTAL          1 YEAR       1-3 YEARS      4-5 YEARS       5 YEARS
----------------------------             ------------   ------------   ------------   ------------   ------------
                                         ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)
Debt(1)................................   1,324,031        21,450         116,743        181,857      1,003,981
Capital lease obligations..............       9,740         1,267           1,993          1,520          4,960
Standby maintenance agreements.........     109,480        30,616          52,041         21,573          5,250
Operating leases.......................      56,311         4,799           8,495          6,487         36,530
Capital expenditure contracted but not
  provided for.........................     160,089       160,089              --             --             --
Other long term obligations............     101,950        29,199          12,088         11,668         48,995
                                          ---------       -------         -------        -------      ---------
Total contractual cash obligations.....   1,761,601       247,421         191,360        223,104      1,099,716
                                          =========       =======         =======        =======      =========

                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                         ------------------------------------------------------------------------
                                            TOTAL
                                           AMOUNTS       LESS THAN                                      AFTER
OTHER COMMERCIAL COMMITMENTS              COMMITTED        1 YEAR       1-3 YEARS      4-5 YEARS      5 YEARS(2)
----------------------------             ------------   ------------   ------------   ------------   ------------
                                         ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)   ($ MILLIONS)
Standby letters of credit..............      2,964         1,950             --              --         1,014
Guarantees.............................      4,974            --            142           4,819            13
Other commercial commitments...........      4,190           600             --           3,590            --
                                            ------         -----            ---           -----         -----
Total commercial commitments...........     12,128         2,550            142           8,409         1,027
                                            ======         =====            ===           =====         =====

------------------------

(1) These represent the contractual maturities of the Group's indebtedness. Actual repayments may differ as a result of actions we take to restructure our indebtedness.

(2) Many of the commitments renew automatically annually. The expiry is deemed to be greater than five years unless the Company has already given notice to terminate the agreement.

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion (APB) No. 16, although in some instances previously recognized intangibles will be included as part of goodwill. SFAS 141 requires that, upon adoption of SFAS 142, companies reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria of SFAS 141.

    Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB
No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 is not amortized. Upon adoption, all goodwill and indefinite lived intangible assets must be tested for impairment and a cumulative effect adjustment to net income recognized at that time.

    The Company adopted SFAS 142 on January 1, 2002 and has not yet determined the impact that the adoption of SFAS 142 will have on its results of operations, financial position or cash flow. Had SFAS 142 been in effect from January 1, 2001, amortization of $1,670 would not have been charged.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset. An entity shall measure changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change shall be the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount shall be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early application encouraged.

    The Company expects to adopt SFAS 143 on January 1, 2003 and has not yet determined the impact that it will have on its results of operations, its financial position or its cash flows.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. While it supersedes portions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, it retains the discontinued operations presentation, yet it broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively.

    The Company adopted SFAS 144 on January 1, 2002 and does not anticipate that the adoption of SFAS 144 will have a material impact on its results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RISK

    We are exposed to a degree of foreign currency risk in our international operations. The value of the liability of the E300 million of 11 5/8% Senior Notes due 2010, as expressed in U.S. dollars on our balance sheet, is dependent on the U.S. dollar/Euro exchange rate at each balance sheet date. The change in this liability over a period is reflected in our statement of operations in accordance with U.S. GAAP.

    We have entered into a cross currency swap agreement to manage this aspect of our foreign exchange exposure arising from the E300 million Senior Notes. The agreement is for a period of 18 months, after which time we will review the exposure again and may enter into further transactions if considered appropriate.

    Other than this, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. dollars. We invoice some network services products in local currencies. Some contracts with suppliers of services to our network services business are payable in currencies other than U.S. dollars. Some vendor contracts for the provision of operations and maintenance services to the FEA cable system and local operating expenses of our subsidiary companies are payable in currencies other than U.S. dollars. We enter into forward foreign currency contracts to hedge exposures that are considered material to our financial position.

    On January 1, 1999, 12 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies remained legal tender in these countries. On January 1, 2002, the Euro replaced the sovereign legal currencies of these countries. We have operations within the European Union including many of the countries that have adopted the Euro. We continue to evaluate the impact the Euro will have on our continuing business operations within the overall scope of managing currency risk. However, we do not expect the introduction of the Euro to have a material effect on our financial position or competitive position.

    DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2001

                                                             RATE        RATE      NOTIONAL
TYPE OF INSTRUMENT         PAYMENTS DUE    MATURITY DATE   PAYABLE    RECEIVABLE    AMOUNT     FAIR VALUE
------------------         -------------   -------------   --------   ----------   ---------   -----------
                                                                                   (MILLION)   ($ MILLION)
Cross Currency Swap......  Semi-annually   June 20, 2002    1.265%        Nil       $268.98       (7.2)
                                                                                    E 300.0

INTEREST RATE RISK

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

    INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2001

                          PAYMENTS                          RATE           RATE       NOTIONAL
TYPE OF INSTRUMENT           DUE      MATURITY DATE       PAYABLE       RECEIVABLE     AMOUNT      FAIR VALUE
------------------        ---------   --------------   --------------   ----------   -----------   -----------
                                                                                     ($ MILLION)   ($ MILLION)
FLAG Atlantic Limited .   Quarterly       March 2005            3.94%         Nil       260.0         (0.2)
  LIBOR swap

FLAG Limited ...........  Quarterly       April 2002   Floor at 5.85%   Cap at 8%        20.0          0.4
  LIBOR Collar

FLAG Asia Limited ......  Quarterly   September 2005             3.9%         Nil        89.2         (0.2)
  LIBOR swap

    The three-month LIBOR rate at December 31, 2001 was 1.88125%.

    SENIOR NOTES AS OF DECEMBER 31, 2001

                                                                    CURRENCY
                                 PRINCIPAL                             AND       CURRENCY
                                 PAYMENTS    MATURITY   INTEREST    PRINCIPAL    AND FAIR
TYPE OF INSTRUMENT                  DUE        DATE       RATE       AMOUNT        VALUE        FLAG OPTION TO REDEEM
------------------               ---------   --------   --------   -----------   ---------   ----------------------------
                                                                    (MILLION)    (MILLION)
FLAG Telecom Holdings            Semi-         March     Fixed     $    300.0     $  126     Any time after March 2005 at
 Limited .                       annually       2010    11 5/8%                              a premium of 5.813% reducing
 11 5/8% Senior Notes                                                                        to 0% from 2008

FLAG Telecom Holdings            Semi-         March     Fixed         E300.0      E 126     Any time after March 2005 at
 Limited .                       annually       2010    11 5/8%                              a premium of 5.813% reducing
 11 5/8% Senior Notes                                                                        to 0% from 2008

FLAG Limited .................   Semi-       January     Fixed     $    430.0     $292.4     Any time after January 2003
 8 1/4% Senior Notes             annually       2008    8 1/4%                               at a premium of 4.125%
                                                                                             reducing to 0% from 2006

    LONG-TERM DEBT AS OF DECEMBER 31, 2001

                                                                                 CURRENCY
                             PRINCIPAL                                              AND        CURRENCY
                             PAYMENTS                                            PRINCIPAL     AND FAIR     FLAG OPTION
TYPE OF INSTRUMENT              DUE      MATURITY DATE      INTEREST RATE         AMOUNT         VALUE       TO REDEEM
------------------           ---------   -------------   --------------------   -----------   -----------   -----------
                                                                                ($ MILLION)   ($ MILLION)
FLAG Limited ..............  Quarterly    January 2006   Floating LIBOR+150         55.5          55.5      At any time
  credit facility                                        to 250 basis points

FLAG Atlantic Limited .....  Quarterly      April 2007   Floating LIBOR+125        286.0         286.0      At any time
  credit facility                                        to 300 basis points

FLAG Asia Limited .........  Quarterly   February 2008   Floating LIBOR+125            0             0      At any time
  credit facility                                        to 325 basis points

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Pages F-1 through F-56 setting forth the financial statements that are filed as a part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of March 20, 2002, the names, ages and positions of the directors and executive officers of the Company. Additional biographical information concerning these individuals is provided in the text following the table.

NAME                                           AGE                       POSITION
----                                         --------   -------------------------------------------
Andres Bande...............................        57   Chairman and Chief Executive Officer
Edward McCormack...........................        47   Deputy Chairman and Chief Operating Officer
Michel Cayouette...........................        43   Chief Financial Officer
Kees van Ophem.............................        39   General Counsel and Secretary
Thomas Bartlett............................        43   Director
Soopakij Chearavanont......................        38   Director
Adnan Omar.................................        50   Director
Umberto Silvestri..........................        69   Director
Theodore Schell............................        57   Director
Osama Jamjoom..............................        38   Director

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

    MICHEL CAYOUETTE

    Mr. Cayouette was appointed Chief Financial Officer in January 2002 when he joined the Company. Prior to joining us, Mr. Cayouette was the Executive Vice President and Chief Financial Officer of TIW Asia N.V., a global communications investment fund, from January 2001 to November 2001. Prior to that, he held several senior executive positions for Teleglobe Communications Corporation and Teleglobe Inc., from June 1992 to December 2000.

    KEES VAN OPHEM

    Mr. van Ophem has served as the General Counsel of the Company since
October 2001. He came to the Company from Carrier 1 in Zurich, a Nasdaq and Frankfurt Neuer Markt listed company which provides access, internet, bandwidth, data center and voice outsourcing solutions to large telecommunications users, where he was co-founder and Executive Vice President, Corporate Services and General Counsel since March 1998. Carrier 1 filed for bankruptcy in
February 2002. Prior to that, Mr. van Ophem was the General Counsel for Unisource Carrier Services in Zurich from 1994. Mr. van Ophem was in-house counsel to Royal PTT Netherlands (KPN) in The Hague and an associate with various law firms both in the U.S. and Europe.

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

    ADNAN OMAR

    Mr. Omar was a director of FLAG Limited from April 1994 until the corporate restructuring in February 1999 and has since been a member of our Board.
Mr. Omar is the President of FLAG Telecom Development Services Company LLC and has been the Executive Director of Al-Jazirah Transport Holding Company, which invests in diversified businesses through its subsidiaries and is fully owned by the Dallah Albaraka Group, since March 1998. From 1990 to March 1998, he was Technical Director of Al-Jazirah Transport Holding Company. Mr. Omar also serves on the board of directors of BASAFOJAGU CO., Al-Sham Shipping Co. Syria, Dallah Transport Co. Saudi Arabia and Dallah Lebanon Tourism & Transport Co.

    UMBERTO SILVESTRI

    Mr. Silvestri has been a member of the Board of the Company since
October 1999. Mr. Silvestri was the Chairman of STET International Netherlands from 1997 until December 1999 and was the Chairman of Telecom Italia from 1994 until June 1997.

    THEODORE SCHELL

    Mr. Schell has been a member of the Board of the Company since July 2001. Mr. Schell has been the General Partner of Apax Partners, Inc. since 2000. Prior to that, he was Senior Vice President, Strategic Planning and Corporate Development of Sprint Corporation since 1990. Mr. Schell is also a Director of Time Warner Telecom, Upoc, Inc. and Webraska Mobile Technologies. He was previously a director of Kansas City Board of Trade and Hybrid Network. From 1995 to 1999, Mr. Schell was a director of Iridium, Inc., which filed for bankruptcy in March 2000.

    OSAMA JAMJOOM

    Mr. Jamjoom has been a member of our Board since January 2002. Mr. Jamjoom is the Managing Director of Dallah Telecom, a holding company that manages Dallah Albarakah Investments in telecommunications, since May 2000. He was the Acting Managing Director of MUX Co. in Egypt, a Pay-TV platform for Arabic speakers under the brand name of Arab Radio and Television (ART), from April 1999 to April 2000. Prior to that, he was Distribution General Manager of MUX Co. from September 1998. From May 1997 to September 1998, Mr. Jamjoom was General Manager of Saudi Digital Distribution Co., the distribution arm of MUX Co. in the Saudi market. Mr. Jamjoom also serves on the Board of MUX Co., Mauritius and Multichoice Middle East in Dubai, UAE.

    There is no family relationship among any of the above-named officers or any director of the Company.

APPOINTMENT OF DIRECTORS TO OUR BOARD

    Pursuant to Section 82 of the Company's Bye-laws, each shareholder holding at least 9% of the issued and outstanding common shares has the right to designate one director to the Company's board for each 9% of the issued and outstanding shares held by such shareholder. Notwithstanding the above, for so long as either Verizon International Holdings Ltd. and/or Rathburn Limited owns any amount of the common shares, that shareholder shall have the right to appoint one director to the Company's board. As a result, Verizon International Holdings Ltd., which beneficially owns approximately 18.6% of the issued and outstanding common shares, has the right to designate two directors, and each of Rathburn Limited, which beneficially owns approximately 15.5% of the issued and outstanding shares, TGN Holdings Ltd., which beneficially owns approximately 11.2% of the issued and outstanding shares, and K.I.N. (Thailand) Co., Ltd., which beneficially owns approximately 10.9% of the issued and outstanding shares, has the right to designate one director. Pursuant to such rights, Verizon International Holdings Ltd. has named Mr. Thomas Bartlett as its designee and waived its rights to designate more than one director. TGN
Holdings Ltd. has waived its right to designate one director. Rathburn Limited has named Mr. Osama Jamjoom as its designee and K.I.N. (Thailand) Co., Ltd. has named Mr. Chearavanont as its designee.

    Shareholders who appoint directors pursuant to Section 82 of our Bye-laws, are also entitled to replace their representative on the board. For all other directors, vacancies on the board are filled in accordance with procedures set out in the Companies Act 1981 of Bermuda. Under the Company's Bye-laws directors who are executive officers are not subject to retirement by rotation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below sets forth information concerning compensation paid to the CEO and the Company's four (4) most highly compensated executives other than the CEO for each of fiscal years 1999, 2000 and 2001.

                                                                                               LONG TERM
                                                                                              COMPENSATION
                                                     ANNUAL COMPENSATION                ------------------------
                                        ----------------------------------------------  RESTRICTED   SECURITIES
                                                                        OTHER ANNUAL      STOCK      UNDERLYING      ALL OTHER
                                  YEAR    SALARY          BONUS        COMPENSATION(1)   AWARD(S)   OPTIONS/SARS  COMPENSATION(2)
                                  ----  ----------    -------------    ---------------  ----------  ------------  ---------------
Andres Bande....................  2001   $450,000      $  700,000          $266,316(3)         --    1,071,707        $30,093
  (Chairman and CEO)              2000    450,000       1,157,210           181,000            --           --         31,912
                                  1999    450,000         848,700           156,000            --           --        168,492

Edward McCormack................  2001    304,583         365,500            82,880            --      558,000         61,484
  (Deputy Chairman and            2000    274,333         499,320           106,327            --      180,000             --
  Chief Operating Officer)        1999    217,666         399,499                --            --       50,000             --

Kees van Ophem(4)...............  2001     67,500         202,850(5)         21,280            --      100,000          8,240
  (General Counsel and
  Secretary)

Stuart Rubin(6).................  2001    285,000(7)      115,000            97,664            --       55,000        457,436(8)
  (Former General                 2000    270,000         491,820           154,401            --      165,000        357,477
  Counsel and Secretary)          1999    214,166         259,250           183,997            --       25,000        125,279

Samih Kawar(9)..................  2001    120,169          70,000(10)        35,000            --       35,000        840,309(10)
  (Former Executive               2000    204,006         256,300           101,540            --      105,000         30,058
  Vice-President Operations and   1999    188,750         183,000            83,339            --       16,667         38,940
  Maintenance)

--------------------------

(1) Other Annual Compensation includes personal benefits received. In the case of expatriate executives, this includes a housing allowance and amounts reimbursed during the fiscal year for the payment of taxes.

(2) All Other Compensation means perquisites and other compensation for the covered fiscal year such as amounts paid in connection with the resignation of the officer's employment, insurance premiums paid on behalf of the registrant during the covered fiscal year with respect to term life insurance and other professional fees.

(3) In 2001, Mr. Bande was reimbursed $110,316 during the fiscal year for the payment of taxes.

(4) Mr. van Ophem joined the Company on October 1, 2001, replacing Mr. Stuart Rubin.

(5) Mr. van Ophem received an annual bonus of $82,850 and a signing on bonus of $120,000.

(6) Mr. Rubin resigned as General Counsel of the Company in June 2001.

(7) Mr. Rubin's employment with the Company ended on December 31, 2001.

(8) Mr. Rubin received a lump sum compensation payment of $363,167 and other compensation of $94,269.

(9) Mr. Kawar left the Company on July 31, 2001. He commenced a 12-month consultancy agreement with the Company on October 1, 2001.

(10) Mr. Kawar received a lump sum compensation payment of $375,000 (of which $70,000 related to his pro rata bonus). On commencement of his consultancy agreement, Mr. Kawar received a payment of $400,000. During the period October to December 2001, he received $75,000 under the terms of the consultancy agreement. Mr. Kawar received other compensation of $60,309.

    As noted in Item 10, on January 14, 2002, Mr. Michel Cayouette was appointed as Chief Financial Officer, replacing Mr. Larry Bautista. Mr. Cayouette is not included in the Summary Compensation table above because he received no compensation from the Company for fiscal year 2001.

OPTION GRANTS

    The table below sets forth information concerning options granted in 2001 to the CEO and the Company's four (4) most highly compensated executives other than the CEO in 2001.

                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES
                              NUMBER OF     % OF TOTAL                                               OF STOCK PRICE
                              SECURITIES     OPTIONS                                            APPRECIATION FOR OPTION
                              UNDERLYING    GRANTED TO                                                  TERM(1)
                               OPTIONS     EMPLOYEES IN   EXERCISE OR      EXPIRATION          --------------------------
NAME                           GRANTED     FISCAL YEAR    BASE PRICE          DATE                5%              10%
----                          ----------   ------------   -----------   -----------------      ---------      -----------
FISCAL YEAR 2001
Andres Bande................  1,071,707        19.06%        $1.44      November 29, 2011      $970,547       $2,459,556
Edward McCormack............     60,000         1.07%        $2.75          April 6, 2011      $103,768       $  262,968
                                498,000         8.86%        $1.44      November 29, 2011      $450,993       $1,142,905
Kees van Ophem..............    100,000         1.78%        $1.14        August 31, 2011      $ 71,694       $  181,687
Stuart Rubin................     55,000         0.98%        $2.75      September 4, 2002      $ 10,824       $   21,866
Samih Kawar.................     35,000         0.62%        $2.75         August 1, 2002      $  6,470       $   13,043

--------------------------

(1) The dollar amounts under these columns are the results of calculations assuming that the market price of the common shares appreciates in value from the date of grant to the end of the option term at the 5% and 10% annual appreciation rates set by the SEC for illustrative purposes and are not intended to forecast future financial performance or possible future appreciation, if any, in the price of the common shares.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
     VALUES

    The table below sets forth information concerning exercises of stock options by the CEO and the Company's four (4) most highly compensated executives other than the CEO during the last fiscal year, and the fiscal year-end value of such executives' unexercised options. Amounts in the table are given as of December 31, 2001. There were no options exercised during the fiscal year ended December 31, 2001.

                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED             IN-THE-MONEY
                                 SHARES                 OPTIONS/SARS AT FY-END        OPTIONS/SARS AT FY-END
                                ACQUIRED                          (1)                         (2)(3)
                                   ON       VALUE     ---------------------------   ---------------------------
NAME                            EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            --------   --------   -----------   -------------   -----------   -------------
Andres Bande..................      --          --     2,143,414            --        $171,743            --
Edward McCormack..............      --          --       906,000       150,000        $ 79,680            --
Kees van Ophem................      --          --            --       100,000              --       $33,000
Stuart Rubin..................      --          --       375,500            --              --            --
Samih Kawar...................      --          --       235,834            --              --            --

------------------------

(1) Options granted during 2001 were granted at an exercise price of $2.75, $1.14 and $1.44 on April 6, 2001, August 31, 2001 and November 29, 2001
    respectively.

(2) An Incentive Stock Option ("ISO") award vests in three equal annual installments over three years, 33.33% vesting upon the first anniversary of the date of its grant, 33.33% vesting upon the second anniversary of the date of its grant and 33.34% vesting upon the third anniversary of the date of its grant.

(3) The value of unexercised in the money options has been calculated by determining the difference between the fair market value of a FLAG Telecom common share at the fiscal year end and the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the FLAG Telecom board consists of Messrs. Bande, Omar and Bartlett. Both Mr. Bande and Mr. Omar hold options of the Company, whereas Mr. Bande is Chairman and CEO of the Company and Mr. Omar is the President of FLAG Telecom Development Services Company LLC.

CERTAIN COMPENSATION ARRANGEMENTS

    The Company, directly and through one or more of its subsidiaries, is party to employment agreements with Mr. Andres Bande, Mr. Edward McCormack, Mr. Kees van Ophem and Mr. Michel Cayouette. Each agreement with the Company provides that employment shall continue until terminated.

    Mr. Bande's employment agreement provides that if the Company terminates the employee without Cause or the employee terminates his employment for Good Reason (as each term is defined in the agreement), the Company will pay Mr. Bande $1,440,000.

    Mr. McCormack's employment agreement provides that if the Company terminates the employee without Cause or notice or for reasons of incapacity, or the employee terminates his employment within one month of a Change of Control (as each term is defined in the agreement) or after December 31, 2003, the Company will pay Mr. McCormack two years' worth of basic salary and a guaranteed bonus of 100% of two years' basic salary. In addition, Mr. McCormack's unvested stock options would vest and be exercisable until December 31, 2011 upon the occurrence of such events.

    Mr. van Ophem's employment agreement provides that if the Company terminates the employee without cause, the Company will pay Mr. van Ophem six-months' worth of salary. If the Company terminates Mr. van Ophem's employment upon a change of control during the first 12 months of Mr. van Ophem's employment, the Company will pay him 12 months' worth of salary.

    Mr. Cayouette's employment agreement provides that if the Company terminates the employee without cause, the Company will pay Mr. Cayouette six-months' worth of salary and a pro rated bonus unless such termination results from a change of control. If the Company terminates Mr. Cayouette's employment upon a change of control, the Company will pay Mr. Cayouette 12 months' worth of salary and a pro rated bonus.

    FLAG Telecom's board is in the process of considering the design and implementation of a retention program to assure continued employment of the Company's senior executives during the restructuring of the Group's obligations.

COMPENSATION OF OUTSIDE DIRECTORS

    Each director who is not an employee of the Company is paid his reasonable travel, hotel and incidental expenses in attending and returning from meetings of the Board or committees or general meetings. In addition, each such director is paid all expenses properly and reasonably incurred by him in the conduct of the Company's business or in the discharge of his duties as a director and non-executive directors are entitled to US$1,500 per day for each day spent working on one or more matters related to the Company as requested by the Board or the Chairman.

    The Company provides an annual retainer of US$30,000 to each independent director, in addition to reimbursing travel expenses for attendance at Board meetings. During 2001, the independent directors who were also members of the Audit Committee, Mr. Michael Fitzpatrick (who resigned in August 2001),
Mr. Umberto Silvestri, and Mr. Theodore Schell each received an annual retainer of $30,000 and reimbursements for such travel expenses.

    On July 31 2001, Mr. Theodore Schell was granted options of 41,667 common shares with a three year vesting period.

LONG-TERM INCENTIVE PLAN

    In 1999, our Board of Directors and our shareholders adopted the FLAG Limited 1998 Long-Term Incentive Plan (the "Plan"), originally adopted in 1998 by the Board of Directors and shareholders of FLAG Limited. The purpose of the Plan is to allow us to attract, retain and reward officers, employees, consultants and certain other individuals and to compensate them in a way that provides additional incentives and enables such individuals to increase their ownership interests. Individual awards under the Plan may take the form of:

    - incentive stock options ("ISOs") or non-qualified stock options ("NQSOs");

    - stock appreciation rights ("SARs");

    - restricted or deferred stock;

    - dividend equivalents;

    - bonus shares and awards in lieu of our obligations to pay cash compensation; and

    - other awards the value of which is based in whole or in part upon the value of the common shares.

    To date, the Company has only distributed ISOs and SARs under the Plan.

    The Plan is administered by the Compensation Committee, whose members are appointed by our Board of Directors. The Committee is empowered to select the individuals who will receive awards and the terms and conditions of those awards, including exercise prices for options and other exercisable awards, vesting and forfeiture conditions (if any), performance conditions, the extent to which awards may be transferable and periods during which awards will remain outstanding. Awards may be settled in cash, shares, other awards or other property, as determined by the Compensation Committee.

    The Plan may be amended by the Board of Directors without the consent of our shareholders, except that any amendment, although effective when made, will be subject to shareholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which our common shares may then be listed or quoted. The number and kind of shares reserved or deliverable under the Plan and the number and kind of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events. All common shares issued pursuant to the Plan are registered with the SEC on Form S-8. On June 1, 2001, a subsequent Form S-8 was filed to register 2.5 million common shares to be issued under the Plan.

    The maximum number of common shares that may be subject to awards under the Plan may not exceed 13,263,791, as of November 27, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 20, 2002, the beneficial ownership of FLAG Telecom's common shares by:

    - those persons known by us to own beneficially more than 5% of FLAG Telecom's outstanding common shares;

    - each of the executive officers and directors named elsewhere in this document and the Company's four most highly compensated executives other than the CEO; and

    - all directors, executive officers and named executives of the Company as a group.

                                                                                     % OF
                                                                                  OUTSTANDING
                                                              NUMBER OF COMMON   COMMON SHARES
                                                                SHARES OWNED         OWNED
BENEFICIAL OWNER                                              BENEFICIALLY(1)    BENEFICIALLY
----------------                                              ----------------   -------------
Verizon Communications Inc. (formerly Bell Atlantic
  Corporation)(2)...........................................     24,922,276          18.6%
Dallah Albaraka Holding Company(3)..........................     20,790,157          15.5%
Tyco International Ltd.(4)..................................     15,000,000          11.2%
TelecomAsia Corporation Public Co. Ltd.(5)..................     14,630,114          10.9%
The Asian Infrastructure Fund(6)............................      7,600,515           5.7%
Marubeni Corporation(7).....................................      6,818,330           5.1%
Andres Bande................................................      2,143,414           1.5%(9)
Edward McCormack............................................        986,000             *
Adnan Omar..................................................         41,667             *
Umberto Silvestri...........................................         41,667             *
Thomas Bartlett.............................................             --             *
Soopakij Chearavanont.......................................             --             *
Theodore Schell.............................................             --             *
Osama Jamjoom...............................................             --             *
Kees van Ophem..............................................             --             *
Michel Cayouette............................................             --             *
All Current Directors and Executive Officers as a Group
  (10 persons)(8)...........................................      3,212,748           2.2%(9)

------------------------

*   Less than 1%

(1) The amounts and percentages shown are amounts and percentages owned beneficially as of March 20, 2002, based on information furnished or publicly disclosed by the persons named. A person is deemed to be the beneficial owner of common shares if such person, either alone or with others, has the power to vote or to dispose of such shares. Shares beneficially owned by a person include shares that the person has the right to acquire under stock options that were exercisable on March 20, 2002 or that become exercisable within 60 days after March 20, 2002. All shares beneficially owned by the individuals Andres Bande, Edward McCormack, Adnan Omar, and Umberto Silvestri are common shares that the person has the right to acquire upon the exercise of options.

(2) Verizon Communications Inc. is the ultimate parent of a controlled subsidiary, Verizon International Holdings Ltd., which directly owns our common shares. The business address of the direct owner is Verizon International Holdings Ltd., Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda.

(3) Dallah Albaraka Holding Company (DABHC) is the parent of a wholly-owned subsidiary, Rathburn Limited, which owns 17,000,000 common shares of the Company. Dallah Albaraka Securities Holding Ltd., another wholly-owned subsidiary of DABHC, owns 3,790,157 common shares of the Company. The business address of Rathburn Limited is Abbot Building, Main Street,
    P.O. Box 3186, Road Town, Tortola, BVI. The business address of Dallah Albaraka Securities Holding Ltd. is P.O. Box 1111, West Wind Building, Harbour Drive, Grand Cayman, Cayman Islands, B.W.I. Rathburn Limited has pledged 17,000,000 common shares to Barclays Bank PLC under a security agreement relating to the obligations of Dallah Albaraka Holding Company. Dallah Albaraka Securities Holding Ltd. has pledged its 3,790,157 common shares to UBS AG-London Branch under a security agreement relating to the obligations of Dallah Albaraka Holding Company.

(4) Tyco International Ltd. is the ultimate parent of a wholly-owned subsidiary, TGN Holdings Ltd., which directly owns our common shares. The business address of the direct owner is TGN Holdings Ltd., The Zurich Centre, Second Floor, 90 Pitts Bay Road, Pembroke HM08, Bermuda. TGN Holdings Ltd. acquired 15,000,000 of the Company's common shares in a negotiated purchase from Verizon International Holdings Ltd. on June 19, 2001.

(5) TelecomAsia Corporation Public Co. Ltd. is the ultimate parent of a wholly-owned subsidiary, K.I.N. (Thailand) Co., Ltd., which directly owns our common shares. The business address of the direct owner is K.I.N. (Thailand) Co., Ltd., c/o Telecom Holding Co., Ltd., 30th Floor, Telecom Tower, 18 Ratchadaphisak Road, Huai Khwang, Bangkok 10310, Thailand. Verizon Communications Inc. holds approximately 13.8% of the shares of TelecomAsia Corporation Public Co. Ltd.

(6) The business address of The Asian Infrastructure Fund is: c/o Caledonian Bank & Trust Limited, Caledonian House, Mary Street, Georgetown, Grand Cayman, Cayman Islands.

(7) Marubeni Corporation is the ultimate parent of a wholly-owned subsidiary, Vectant, Inc., which owns our common shares. The business address of Vectant, Inc. is 111 West 57th Street, New York, NY 10019.

(8) All shares are subject to options.

(9) The percentage of outstanding shares beneficially owned by FLAG Telecom's directors and executive officers is calculated on a fully-diluted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH VERIZON

    Verizon Communications Inc. ("Verizon") is the ultimate parent of a controlled subsidiary Verizon International Holdings Ltd., which directly owns 18.6% of our common shares. We entered into the following four agreements with subsidiaries of Verizon throughout 2001:

    NETWORK ALLIANCE AGREEMENT

    On April 3, 2001, FLAG Telecom Ireland Network Limited ("FTINL"), a subsidiary of the Company, entered into a Network Alliance Agreement with Verizon Global Solutions Holdings II Ltd. ("VGS") under which both parties agreed to create a network alliance to develop a European network. FTINL and its affiliates will have the right to acquire from VGS capacity on this European network on an indefeasible right of use ("IRU") basis. FTINL paid VGS
$35.6 million for such IRU over the European network and agreed to pay annual operating and maintenance fees. The annual operating and maintenance fees consist of $1.78 million paid in years one up to and including year five of the IRU, $1.068 million paid in years six to ten, and $712,000 paid in years 11 to 15.

    COLLOCATION AGREEMENT

    On April 4, 2001, FLAG Atlantic UK Limited and FLAG Atlantic France Sarl, both subsidiaries of the Company (collectively "FLAG Atlantic"), entered into a Collocation Agreement with Verizon Global Solutions U.K. Ltd. and Verizon Global Solutions France SAS (collectively "Verizon UK/ France") under which FLAG Atlantic agreed to license to Verizon UK/France co-location space in FA-1 PoPs in both London and Paris. Verizon UK/France agreed to pay approximately $15,471,000 for the license in the UK and approximately $6,119,000 for the license in France. The space will be used by VGS to create the London and Paris PoPs for its European network, which will provide capacity to subsidiaries of the Company under the Network Alliance Agreement referred to above.

    RE-SALE AND PURCHASE AGREEMENT

    On April 3, 2001, FTINL and FLAG Telecom Global Networks Limited ("FTGNL"), both subsidiaries of the Company, entered into a Re-Sale and Purchase Agreement with VGS under which VGS agreed to purchase for $17.6 million approximately 30% of the dark fiber pairs and co-location facilities located on the KPNQwest Services UK Limited ("KPNQwest") EuroRings Network. The fiber pairs and co-location facilities were originally purchased pursuant to a Dark Fibre IRU and Collocation Facilities Agreement, dated February 28, 2001, among FTINL, FTGNL and KPNQwest (the "KPNQwest Agreement").

    TRI-PARTITE AGREEMENT

    On April 3, 2001, FTGNL, KPNQwest and VGS entered into a Tri-Partite Agreement under which FTGNL assigned all of its rights, title, interest and obligations under the KPNQwest Agreement to VGS and KPNQwest acknowledged and consented to such assignment.

MARINE MAINTENANCE SERVICE AGREEMENT WITH TGN

    TGN Holdings Ltd. ("TGN") directly owns 11.2% of our common shares. On
June 1, 2001, FLAG Atlantic Limited ("FAL"), a subsidiary of the Company, entered into a Marine Maintenance Service Agreement with TyCom Contracting Limited ("TyCom"), an affiliate of TGN, under which TyCom agreed to provide certain marine maintenance services to FLAG Telecom for our FA-1 undersea fiber-optic cable systems. FAL agreed to pay $6.9 million per annum for such services. The earliest date on which we could withdraw from this contract is June 1, 2006.

AGREEMENT WITH ADNAN OMAR

    On December 10, 2001, the Company entered into an agreement with Mr. Adnan Omar, a director on FLAG Telecom's board, pursuant to which Mr. Omar was appointed President of FLAG Telecom Development Services Company LLC, a subsidiary of the Company in Egypt. The agreement is for a fixed two year term under which Mr. Omar is entitled to a monthly payment of US$30,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    FINANCIAL STATEMENTS

    (a)(1)  Financial Statements. See index to Financial Statements on Page F-1.

    (a)(2) Financial Statement Schedules. The Financial Statement Schedules described below are filed as part of this report on pages F-50 to F-56. All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

    - Schedule I--Condensed Financial Information of Registrant

    - Schedule II--Valuation and Qualifying Accounts

    REPORTS ON FORM 8-K

    We filed the following Form 8-K Current Reports during the period from October 1 through December 31, 2001:


October 12, 2001          Incorporating press release announcing the Company's Q3
                          results to be announced on November 6, 2001.
November 8, 2001          Incorporating press release announcing the Company's Q3 2001 financial results.
December 12, 2001         Incorporating press release announcing the appointment of
                          Michel Cayouette as the Company's Chief Financial Officer.

    EXHIBITS

    The following Exhibits are filed as part of this Report as required by Regulation S-K.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
             3.1        Memorandum of Association of FLAG Telecom (Incorporated by
                        Reference to the Company's Registration Statement on Form
                        F-1 filed with the SEC on January 18, 2000 (Registration No.
                        333-94899))

             3.2        Bye-laws of the Company (Incorporated by Reference to the
                        Company's Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2002) (Registration No. 0-29207))

             4.1        Form of share certificate (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 8, 2000 (Registration No. 333-94899))

             4.2        Letter to GE Capital Project Finance VI Ltd., from FLAG
                        Telecom regarding registration rights (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 filed with the SEC on January 18, 2000 (Registration No.
                        333-94899))

             4.3        Letter to AT&T Capital Corporation from FLAG Telecom
                        regarding registration rights (Incorporated by Reference to the Registrant's Registration Statement on Form F-1 filed
                        with the SEC on January 18, 2000 (Registration No.
                        333-94899))

             4.4        Form of Registration Rights Agreement (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1 filed with the SEC on January 18, 2000 (Registration No.
                        333-94899))

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
             4.5        Registration Agreement dated March 17, 2000 among FLAG
                        Telecom Holdings Limited, as Issuer, and Salomon Smith
                        Barney Inc., Morgan Stanley & Co. International Limited,
                        Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc.,
                        as Initial Purchasers (Euro Notes) (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)

             4.6        Registration Agreement dated March 17, 2000 among FLAG
                        Telecom Holdings Limited, as Issuer, and Salomon Smith
                        Barney Inc., Morgan Stanley & Co. International Limited,
                        Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., as Initial Purchasers (Dollar Notes) (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K filed with the SEC on March 23, 2000)

             4.7        Registration Rights Agreement dated June 19, 2001 between
                        FLAG Telecom Holdings Limited, Verizon International
                        Holdings Ltd. and TyCom Ltd. (Incorporated by Reference to
                        the Registrant's Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2002.

             4.8        Indenture dated January 30, 1998 between FLAG Limited and
                        IBJ Schroeders Bank & Trust Company relating to the 8 1/4%
                        Senior Notes Due 2008 (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 3, 2000 (Registration No. 333-94899))

             4.9        Indenture dated March 17, 2000 between FLAG Telecom Holdings
                        Limited and The Bank of New York, as Trustee, relating to
                        11 5/8% Senior Euro Notes Due 2010 (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)

             4.10       Indenture dated March 17, 2000 between FLAG Telecom Holdings
                        Limited and The Bank of New York, as Trustee, relating to
                        11 5/8% Senior Dollar Notes Due 2010 (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)

            10.1*       Amended and Restated Long-Term Incentive Plan of FLAG
                        Telecom

            10.2        Credit Agreement, dated as of January 28, 1998, among FLAG
                        Limited, the Term Lenders thereto, the Revolving Lenders
                        thereto, Barclays Bank PLC and International Trust Company of Bermuda Limited, including all amendments thereof
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))

            10.3        Amended and Restated Credit Agreement, dated as of February
                        16, 2000, among FLAG Limited, the Term Lenders thereto, the
                        Revolving Credit Lenders thereto, Barclays Capital, Dresdner
                        Bank AG, New York and Grand Cayman Branches, Barclays Bank
                        PLC and International Trust Company of Bermuda Limited
                        (Incorporated by Reference to the Registrant's Annual Report
                        on Form 10-K filed with the SEC on March 30, 2001)

            10.4 Employee Services Agreement, dated as of May 21, 1998, between FLAG Limited and Bell Atlantic Global Systems
                        Company (Incorporated by Reference to the Registrant's
                        Registration Statement on Form F-1/A filed with the SEC on February 3, 2000 (Registration No. 333-94899))

            10.5        Construction and Maintenance Agreement, dated as of December
                        14, 1994, among FLAG Limited and each of the landing party and other signatories (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 3, 2000 (Registration No. 333-94899))

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
            10.6        Operations Contract for the FLAG Network Operations Center,
                        dated as of June 30, 1997, between FLAG Limited and Emirates
                        Telecommunications Corporation (Incorporated by Reference to
                        the Registrant's Registration Statement on Form F-1/A filed with the SEC on February 10, 2000 (Registration No.
                        333-94899))

            10.7        Credit Agreement dated as of October 8, 1999 among FLAG
                        Atlantic Limited, Barclays Bank plc, as the Administrative
                        Agent, Dresdner Bank AG, New York Branch, as the
                        Documentation Agent, Westdeutsche Landesbank Girozentrale,
                        New York Branch, as the Syndication Agent, Barclays Bank plc
                        and the other Lenders listed therein, as Lenders and
                        Barclays Capital, as the Lead Arranger (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1/A filed with the SEC on February 10, 2000 (Registration
                        No. 333-94899))

            10.8        First Amendment to Credit Agreement and Equity Contribution
                        Agreement dated as of December 14, 1999 among FLAG Atlantic
                        Limited, Barclays Capital, as Lead Arranger, Westdeutsche
                        Landesbank Girozentrale, New York Branch, as Syndicate
                        Agent, Dresdner Bank AG, New York and Grand Cayman Branches,
                        as Document and Barclays Bank PLC, as Administrative Agent
                        (Incorporated by Reference to the Registrant's Annual Report
                        on Form 10-K filed with the SEC on March 30, 2001)

            10.9        Second Amendment to Credit Agreement dated as of November
                        16, 2000 among FLAG Atlantic Limited, Barclays Capital, as
                        Lead Arranger, Westdeutsche Landesbank Girozentrale, New
                        York Branch, as Syndicate Agent, Dresdner Bank AG, New York
                        and Grand Cayman Branches, as Document Agent and Barclays
                        Bank PLC, as Administrative Agent (Incorporated by Reference
                        to the Registrant's Annual Report on Form 10-K filed with
                        the SEC on March 30, 2001)

            10.10       FLAG Atlantic Fibre Optic Cable System Contract, dated
                        September 20, 1999, among FLAG Atlantic Limited, FLAG
                        Atlantic UK Limited, FLAG Atlantic USA Limited, FLAG
                        Atlantic France SARL, Alcatel Submarine Networks, Alcatel
                        Submarine Networks, Alcatel Submarine Networks, Inc. and
                        Alcatel Submarine Networks Limited (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1/A filed with the SEC on February 10, 2000 (Registration
                        No. 333-94899))

            10.11       South East Asia and Indian Ocean Cable Maintenance
                        Agreement, dated as of June 1, 1986, among FLAG Limited and the other parties listed on Schedule A1 and Supplemental
                        Agreements thereto (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 10, 2000 (Registration No. 333-94899))

            10.12       Atlantic Cable and Maintenance Repair Agreement, dated as of
                        January 20, 1998, among FLAG Limited and the parties
                        identified on Schedule A attached thereto (Incorporated by
                        Reference to the Registrant's Registration Statement on Form
                        F-1/A filed with the SEC on February 10, 2000 (Registration
                        No. 333-94899))

            10.13       Mediterranean Cable Maintenance Agreement, dated April 20,
                        1999, among FLAG Limited and the other Signatories listed on
                        Schedule A1 thereto (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 10, 2000 (Registration No. 333-94899))

            10.14       ROV Service Agreement, dated as of January 1, 1999, among
                        FLAG Limited, France Cables et Radio, Elettra TLC S.p.A. and
                        the other entities identified on Schedule 1 thereto
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1/A filed with the SEC on February 10,
                        2000 (Registration No. 333-94899))

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
            10.15       SCARAB III and IV Users Agreement dated February 28, 1990
                        among FLAG Limited and those other parties listed
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))

            10.16       Primary Supplier Agreement dated January 18, 2000 between
                        Bell Atlantic Global Systems Company and the Company
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1/A filed with the SEC on February 3,
                        2000 (Registration No. 333-94899))

            10.17       Credit Agreement, dated August 16, 2001, among FLAG Asia
                        Limited, Westdeutsche Landesbank Girozentrale, New York
                        Branch, as lead arranger, administrative agent and
                        syndication agent, The Royal Bank of Scotland PLC, as
                        documentational agent, and the lenders thereunder from time to time (Incorporated by Reference to the Registrant's
                        Quarterly Report on Form 10-Q filed with the SEC on November
                        14, 2001)

            10.18       Letter Agreement, dated as of July 13, 2001, between FLAG
                        Telecom Holdings Limited and Samih Kawar (Incorporated by
                        Reference to the Registrant's Quarterly Report on Form 10-Q
                        filed with the SEC on November 14, 2001)

            10.19       Letter Agreement, dated as of July 13, 2001, between FLAG
                        Telecom Holdings Limited and Stuart Rubin (Incorporated by
                        Reference to the Registrant's Quarterly Report on Form 10-Q
                        filed with the SEC on November 14, 2001)

            10.20       Letter Agreement, dated as of July 13, 2001, between FLAG
                        Telecom Holdings Limited and Larry Bautista (Incorporated by
                        Reference to the Registrant's Quarterly Report on Form 10-Q
                        filed with the SEC on November 14, 2001)

            10.21+      Collocation Agreement, dated as of April 4, 2001, between
                        FLAG Atlantic UK Limited, FLAG Atlantic France Sarl, Verizon
                        Global Solutions UK Ltd. and Verizon Global Solutions France
                        (Incorporated by Reference to the Registrant's Quarterly
                        Report on Form 10-Q/A filed with the SEC on January 30,
                        2002)

            10.22+      Network Alliance Agreement, dated April 3, 2001, between
                        FLAG Telecom Ireland Network Limited and Verizon Global
                        Solutions Holdings II Ltd. (Incorporated by Reference to the
                        Registrant's Quarterly Report on Form 10-Q/A filed with the
                        SEC on January 30, 2002)

            10.23+      Re-Sale and Purchase Agreement, dated April 3, 2001, between
                        FLAG Telecom Global Networks Limited, FLAG Telecom Ireland
                        Network Limited and Verizon Global Solutions Holdings II
                        Ltd. (Incorporated by Reference to the Registrant's
                        Quarterly Report on Form 10-Q/A filed with the SEC on
                        January 30, 2002)

            10.24+      Marine Maintenance Service Agreement, dated June 1, 2001,
                        between TyCom Contracting Limited and FLAG Atlantic Limited
                        (Incorporated by Reference to the Registrant's Quarterly
                        Report on Form 10-Q/A filed with the SEC on January 30,
                        2002)

            10.25*      Agreement, dated as of December 10, 2001, between FLAG
                        Telecom Holdings Limited and Adnan Othman Omar

            10.26* Statement of Terms and Conditions of Employment, dated as January 1, 2002, between FLAG Telecom Holdings Limited and
                        Edward McCormack

            10.27*      Employment Offer Letter, dated as of August 31 2001, between
                        FLAG Telecom and Kees van Ophem

            10.28* Employment Offer Letter, dated as of November 30, 2001, between FLAG Telecom and Michel Cayouette

            10.29*      Guaranty, dated December 29, 2000, of FLAG Telecom Holdings
                        Limited in favor of Alcatel Submarine Networks

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
            10.30*      Guaranty, dated December 29, 2000, of FLAG Telecom Holdings
                        Limited in favour of Level 3 (Bermuda) Ltd.

            10.31*      Third Amendment to the Credit Agreement and Forbearance
                        Agreement, dated as of March 25, 2002, among FLAG Atlantic
                        Limited, Barclays Bank Plc, as the Administrative Agent,
                        Dresdner Bank AG, New York Branch, as the Documentation
                        Agent, Westdeutsche Landesbank Girozentrale, New York
                        Branch, as the Syndication Agent, Barclays Bank Plc and the
                        other Lenders listed therein, as Lenders and Barclays
                        Capital, as the Lead Arranger

            10.32*      Consent to Third Amendment to the Credit Agreement and
                        Forbearance Agreement, dated as of March 25, 2002, among
                        FLAG Atlantic UK Limited, FLAG Atlantic S.A.R.L., FLAG
                        Atlantic USA Limited and FLAG Atlantic Holdings Limited

            21.1*       List of subsidiaries of the Company

            23.1*       Consent of the independent auditors

            24.1*       Power of Attorney (included on the signature page)

            99.1*       Letter to the SEC regarding Arthur Andersen

------------------------

*   Filed herewith

+ Confidential treatment has been requested with respect to certain portions of this exhibit. The confidential portions of this exhibit for which confidential treatment has been requested has been filed separately with the SEC.

                              FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
FLAG Telecom Holdings Limited

Report of Independent Public Accountants (Arthur
  Andersen).................................................     F-2
Consolidated Balance Sheets as of December 31, 2001 and
  December 31, 2000.........................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000, and the period from
  incorporation to December 31, 1999........................     F-4
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2001 and 2000, and the period
  from incorporation to December 31, 1999...................     F-5
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2001 and 2000, and the period
  from incorporation to December 31, 1999...................     F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000, and the period from
  incorporation to December 31, 1999........................     F-7
Notes to the Consolidated Financial Statements..............     F-9

FLAG Limited

Report of Independent Public Accountants (Arthur
  Andersen).................................................    F-35
Consolidated Statements of Operations for the period from
  January 1, 1999 to February 26, 1999 (audited)............    F-36
Consolidated Statements of Comprehensive Income for the
  period from January 1, 1999 to February 26, 1999
  (audited).................................................    F-37
Consolidated Statements of Shareholders' Equity for the
  period from January 1, 1999 to February 26, 1999
  (audited).................................................    F-38
Consolidated Statements of Cash Flows for the period from
  January 1, 1999 to February 26, 1999 (audited)............    F-39
Notes to Consolidated Financial Statements..................    F-40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FLAG Telecom Holdings Limited:

    We have audited the accompanying consolidated balance sheets of FLAG Telecom Holdings Limited, a Bermuda company ("FLAG Telecom"), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000, and the period from incorporation to December 31, 1999. These financial statements are the responsibility of FLAG Telecom's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States and all applicable professional and firm auditing standards, including quality control standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLAG Telecom and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the period from incorporation to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that FLAG Telecom will continue as a going concern. As discussed in note 1 to the consolidated financial statements, FLAG Telecom has determined that it will not make the interest payments on its 11 5/8% senior notes, due on March 30, 2002. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should FLAG Telecom be unable to continue as a going concern.

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

Arthur Andersen
Hamilton, Bermuda
March 28, 2002

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2001         2000
                                                              ----------   ----------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  424,174   $  919,709
  Accounts receivable, net of allowance for doubtful
    accounts of $4,099
    (2000--$5,289)..........................................     154,000      141,221
  Prepaid expenses and other assets.........................      66,205       23,591
  Interest rate collars.....................................          57           --
                                                              ----------   ----------
                                                                 644,436    1,084,521
Goodwill (2000--net of accumulated amortization of $139)....          --       31,463
Restricted cash.............................................     321,195      372,808
Capitalized financing costs, net of accumulated amortization of $8,543
  (2000--$5,783)............................................      27,872       28,949
Deferred tax asset..........................................       2,940           --
Construction in progress....................................     315,718      514,875
Other long term assets, net.................................     157,427       12,348
Property and equipment, net.................................   2,007,078    1,033,800
                                                              ----------   ----------
                                                              $3,476,666   $3,078,764
                                                              ==========   ==========
LIABILITIES:
Current liabilities:
  Accrued construction costs................................  $   67,084   $   49,138
  Accounts payable..........................................     112,183      163,109
  Accrued liabilities.......................................     109,684       65,702
  Deferred revenue and other................................     173,000       51,597
  Cross currency swaps......................................       7,226           --
  Income taxes payable......................................      13,686        4,479
  Short-term debt...........................................     556,078           --
                                                              ----------   ----------
                                                               1,038,941      334,025
Long-term debt..............................................     767,953    1,139,002
Deferred revenue and other..................................   1,236,951      594,759
Deferred taxes..............................................       2,901        3,371
                                                              ----------   ----------
                                                               3,046,746    2,071,157
SHAREHOLDERS' EQUITY:
Common stock, $.0006 (2000--$.0006) par value, 300,000,000
  (2000--300,000,000) authorized and 134,139,046
  (2000--134,061,920) issued and outstanding................          80           80
Additional paid-in capital..................................   1,112,668    1,112,173
Deferred stock compensation.................................         (51)      (2,058)
Accumulated other comprehensive income......................       5,165        2,364
Accumulated deficit.........................................    (687,942)    (104,952)
                                                              ----------   ----------
                                                                 429,920    1,007,607
                                                              ==========   ==========
                                                              $3,476,666   $3,078,764
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000,
             AND THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            2001          2000          1999
                                                         -----------   -----------   ----------
REVENUES:
  Capacity revenue, net of discounts...................  $    80,081   $    36,765   $  105,612
  Operations and maintenance revenue...................       58,764        40,942       26,818
  Network services revenue.............................       49,478        21,599           --
                                                         -----------   -----------   ----------
                                                             188,323        99,306      132,430
EXPENSES:
  Cost of capacity sold................................           --            --       41,349
  Operations and maintenance cost (including non-cash
    stock compensation expense of $513
    (2000--$1,845))....................................       47,545        32,298       26,201
  Network expenses.....................................       58,228        13,036           --
  Sales and marketing (including non-cash stock
    compensation expense of $333 (2000--$1,164)).......       17,349        12,744       11,096
  General and administrative (including non-cash stock
    compensation expense of $1,161 (2000--$4,221)......       46,394        39,189       22,901
  Asset impairment and restructuring...................      387,169            --           --
  Depreciation and amortization........................      131,910        79,414       11,133
                                                         -----------   -----------   ----------
                                                             688,595       176,681      112,680
OPERATING (LOSS)/INCOME................................     (500,272)      (77,375)      19,750
INCOME FROM INVESTMENT IN FLAG ATLANTIC LIMITED........           --         4,717          361
INTEREST EXPENSE.......................................     (109,156)     (102,543)     (45,062)
FOREIGN CURRENCY (LOSS)/GAIN...........................       (7,871)       17,014           --
INTEREST INCOME........................................       43,002        69,817        7,188
LOSS BEFORE MINORITY INTEREST AND INCOME TAXES.........     (574,297)      (88,370)     (17,763)
MINORITY INTEREST......................................           --            --        3,826
LOSS BEFORE INCOME TAXES...............................     (574,297)      (88,370)     (13,937)
PROVISION FOR INCOME TAXES.............................       (7,402)       (1,096)      (1,549)
                                                         -----------   -----------   ----------
NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF SFAS
  No. 133..............................................     (581,699)      (89,466)     (15,486)
CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133..........       (1,291)           --           --
                                                         -----------   -----------   ----------
NET LOSS...............................................  $  (582,990)  $   (89,466)  $  (15,486)
                                                         ===========   ===========   ==========
Basic and diluted loss per common share before
  cumulative effect of adoption of SFAS No.133.........  $     (4.34)  $     (0.68)  $    (0.22)
Cumulative effect of adoption of SFAS No. 133..........  $     (0.01)           --           --
Basic and diluted loss per common share................  $     (4.35)  $     (0.68)  $    (0.22)
                                                         -----------   -----------   ----------
Weighted average common shares outstanding.............  134,122,061   130,763,607   69,709,935
                                                         ===========   ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000,
             AND THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2001        2000       1999
                                                              ---------   --------   --------
NET LOSS....................................................  $(582,990)  $(89,466)  $(15,486)
Foreign currency translation adjustment.....................      2,743      2,223        141
Cumulative effect of change in accounting policy re SFAS No.
  133.......................................................       (526)        --         --
Change in fair market value of derivatives..................        584         --         --
                                                              ---------   --------   --------
COMPREHENSIVE LOSS..........................................  $(580,189)  $(87,243)  $(15,345)
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000,
             AND THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE
                                                                                  INCOME
                              COMMON STOCK         ADDITIONAL     DEFERRED       & FOREIGN                       TOTAL
                         -----------------------    PAID-IN        STOCK         CURRENCY      ACCUMULATED   SHAREHOLDERS'
                           SHARES       AMOUNT      CAPITAL     COMPENSATION    TRANSLATION      DEFICIT        EQUITY
                         -----------   ---------   ----------   ------------   -------------   -----------   -------------
Opening balance........           --   $     --    $       --     $    --         $   --        $      --     $       --
Issuance of shares in
  exchange for shares
  in FLAG Limited (see
  Note 9)..............   69,709,935         42       305,048          --             --               --        305,090
Stock compensation
  accrued..............           --         --        18,088     (18,088)            --               --             --
Stock compensation
  charge...............           --         --            --       8,800             --               --          8,800
Foreign currency
  translation
  adjustment...........           --         --            --          --            141               --            141
Net loss...............           --         --            --          --             --          (15,486)       (15,486)
                         -----------   ---------   ----------     -------         ------        ---------     ----------
Balance, December 31,
  1999.................   69,709,935   $     42    $  323,136     $(9,288)        $  141        $ (15,486)    $  298,545
Issuance of shares in
  exchange for shares
  in FLAG Limited......   36,256,121         22       154,795          --             --               --        154,817
Shares issued in
  initial public
  offering.............   27,964,000         16       633,696          --             --               --        633,712
Options exercised......      131,864         --           546          --             --               --            546
Stock compensation
  charge...............           --         --            --       7,230             --               --          7,230
Foreign currency
  translation
  adjustment...........           --         --            --          --          2,223               --          2,223
Net loss...............           --         --            --          --             --          (89,466)       (89,466)
                         -----------   ---------   ----------     -------         ------        ---------     ----------
Balance, December 31,
  2000.................  134,061,920   $     80    $1,112,173     $(2,058)        $2,364        $(104,952)    $1,007,607
Options exercised......       77,126         --           495          --             --               --            495
Stock compensation
  charge...............           --         --            --       2,007             --               --          2,007
Foreign currency
  translation
  adjustment...........           --         --            --          --          2,743               --          2,743
Cumulative effect of
  change in accounting
  policy re SFAS No.
  133..................           --         --            --          --           (526)              --           (526)
Change in fair market
  value of
  derivatives..........           --         --            --          --            584               --            584
Net loss...............           --         --            --          --             --         (582,990)      (582,990)
                         -----------   ---------   ----------     -------         ------        ---------     ----------
Balance, December 31,
  2001.................  134,139,046   $     80    $1,112,668     $   (51)        $5,165        $(687,942)    $  429,920
                         ===========   =========   ==========     =======         ======        =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000,
             AND THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                               2001         2000         1999
                                                            ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................  $ (582,990)  $  (89,466)  $  (15,486)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Cumulative effect of adoption of SFAS No .133...........       1,291           --           --
  Minority interest.......................................          --           --       (3,826)
  Amortization of financing costs.........................       2,760        2,522        1,370
  Provision for doubtful accounts.........................      (1,190)      (1,548)      (1,803)
  Senior debt discount....................................       1,769        1,523          493
  Non-cash stock compensation.............................       2,007        7,230        8,800
  Depreciation and amortization...........................     131,910       79,414       11,133
  Non-cash asset impairment charge........................     359,000           --           --
  Loss on disposal of property and equipment..............          --           93           --
  Deferred taxes..........................................      (3,410)        (363)         625
  Add/(deduct) net changes in operating assets and
    liabilities:
    Accounts receivable...................................     (11,601)     (25,183)       1,078
    Due from affiliate....................................          --        2,000       (2,000)
    Prepaid expenses and other assets.....................     (17,041)     (23,394)          86
    Capacity available for sale...........................          --           --       47,463
    Accounts payable and accrued liabilities..............      37,189       77,136       24,972
    Income taxes payable..................................       9,207          (46)      (2,793)
    Due to affiliate......................................          --           --       (1,175)
    Deferred revenue and other............................     763,595      165,024       46,845
                                                            ----------   ----------   ----------
      Net cash provided by operating activities...........     692,496      194,942      115,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs incurred..................................      (1,683)        (891)        (970)
Net proceeds from issuance of 11 5/8% Senior Notes........          --      576,649           --
Repayment of long-term debt...............................     (45,500)     (97,000)     (66,500)
Proceeds from long-term debt..............................     232,000           --           --
Proceeds from Initial Public Offering.....................          --      633,769           --
Proceeds from options exercised...........................         495          489           --
                                                            ----------   ----------   ----------
      Net cash provided by/(used in) financing
        activities........................................     185,312    1,113,016      (67,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash...............................      51,602       10,340       85,068
Cash paid for construction................................    (943,191)    (109,201)    (123,557)
Investment in FLAG Atlantic Limited prior to acquisition
  of 100% interest........................................          --     (104,814)      (7,162)
Acquisition of FLAG Atlantic Limited......................          --     (130,000)          --
Proceeds from disposals of property and equipment.........          14           32           --
Investment in property and equipment and networks.........    (484,092)     (39,320)      (1,407)
                                                            ----------   ----------   ----------
      Net cash used in investing activities...............  (1,375,667)    (372,963)     (47,058)
                                                            ----------   ----------   ----------

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000,
             AND THE PERIOD FROM INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                               2001         2000         1999
                                                            ----------   ----------   ----------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS......    (497,859)     934,995        1,254
Effect of foreign currency movements......................       2,324      (18,477)          21
CASH AND CASH EQUIVALENTS, beginning of period............     919,709        3,191        1,916
                                                            ----------   ----------   ----------
CASH AND CASH EQUIVALENTS, end of year....................  $  424,174   $  919,709   $    3,191
                                                            ==========   ==========   ==========
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Decrease in capacity available for sale...................  $       --   $  774,366   $   59,463
Transfer to property and equipment........................          --     (774,366)          --
Decrease in accrued construction costs....................          --           --      (12,000)
                                                            ----------   ----------   ----------
Cost of capacity sold.....................................  $       --   $       --   $   47,463
                                                            ==========   ==========   ==========
Increase in construction in progress......................  $  984,108   $  105,928   $   34,039
(Increase)/decrease in accrued construction costs.........     (40,917)       3,273       89,518
                                                            ----------   ----------   ----------
Cash paid for construction in progress....................  $  943,191   $  109,201   $  123,557
                                                            ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense for period...............................  $  109,156   $  102,543   $   45,062
Amortization of financing costs...........................      (4,529)      (4,045)      (1,863)
Decrease/(Increase) in accrued interest payable...........       1,367      (15,328)      (4,170)
                                                            ----------   ----------   ----------
Interest paid.............................................  $  105,994   $   83,170   $   39,029
                                                            ==========   ==========   ==========
Interest capitalized......................................  $   16,150   $    6,683   $    1,281
                                                            ==========   ==========   ==========
Taxes paid................................................  $    1,518   $    1,207   $    1,771
                                                            ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

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

    FLAG Telecom had $300 million 11 5/8% senior notes and E300 million 11 5/8% senior notes outstanding as at December 31, 2001. We have determined that we will not make the required interest payments, due March 30, 2002, on these senior notes. Failure to pay interest would become an event of default after a 30-day grace period. After the grace period, the holders of 25% or more of the notes of either series can accelerate the notes, at which point they would become due and payable. We do not have sufficient liquidity to pay these two series in full at this time. If we are unable to negotiate a restructuring of these notes, we would have to file for protection under bankruptcy laws. We elected not to make this interest payment in order to conserve our cash and to permit us to enter into discussions with the holders of our outstanding indebtedness to seek a consensual arrangement under which we would restructure our outstanding indebtedness. As a result of our decision not to pay interest on FLAG Telecom's senior notes, we have reclassified the senior notes from long-term debt to short-term debt.

RISKS AND OTHER IMPORTANT FACTORS

    The Group's operations and ability to grow may be affected by numerous factors, including, but not limited to: problems being experienced by the telecom industry; the insolvency and financial difficulties on the part of customers and suppliers; excess fiber capacity; pricing pressures requiring the recognition of an asset impairment; governmental investigations with respect to other industry participants; the recent focus on financial reporting principles; the Group's substantial indebtedness; electing not to pay interest due on FLAG Telecom's senior notes; restructuring of indebtedness; the potential breach of covenants in the FLAG Atlantic credit facility; an inability to arrange alternate financing for FNAL; lack of liquidity; substantial overcapacity; customers demanding shorter-term arrangements; dependence on third parties for the critical last mile connection to customers; inability to complete projects underway; failure to realize sufficient value from the FLAG systems; infrastructural investments and technologies becoming obsolete; maintenance of cooperative relationships with landing partners and local operators; foreign regulation; possible international economic and political instability; exposure to foreign exchange rate risk; dependance on key personnel; volatility of FLAG Telecom's common shares; the delisting of common shares from the Nasdaq National Market; changes in tax regulation; and limitations imposed by FLAG Telecom's Bye-laws. The Group cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Group's operations.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The Group has devoted substantial resources to the buildout of its network and expansion of its market offerings. As a result, the Group experienced operating losses in 2001 and 2000. These losses are expected to continue for additional periods in the future. There can be no assurance that the Group's operations will become profitable. The Group's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Group intends to fund its operational and capital requirements in 2002 using cash on hand, cash flow from operations, and its available credit facilities. In the event that the Group is unable to maintain sufficient financing, it would be required to limit or curtail its expansion plans, network buildout, and marketing programs.

2.  SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. Dollars ("Dollars"). The significant accounting policies are summarized as follows:

    a)  Basis of Consolidation

    The financial statements consolidate the financial statements of FLAG Telecom and its subsidiary companies after eliminating intercompany transactions and balances. Investments in which FLAG Telecom has an investment of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method. At December 31, 2001, there were no equity method investments remaining (see Note 4).

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

    c)  Reciprocal Transactions

    We enter into transactions in which we provide capacity, services or facilities, by way of leases, ROUs or service agreements to other telecommunications companies and service providers at approximately the same time that we leased or purchased capacity from the same companies or their affiliates. We term these "reciprocal transactions".

    We treat reciprocal transactions as if they were non-monetary transactions in accordance with APB No. 29. In order to conclude that the reciprocal transactions should appropriately be accounted for as revenue and a capital expenditure at fair value, in accordance with APB No. 29, we assess whether:

1. the reciprocal transaction is an "exchange of similar productive assets" as defined in APB No. 29. We do not hold products or property for sale in the ordinary course of business so an "exchange" would be the exchange of a productive asset not held for sale in the ordinary course of business for a similar productive asset or an equivalent interest in the same or similar productive asset, and

2. the fair values of the assets exchanged are determinable within reasonable limits.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Our reciprocal transactions fall into three categories: services for services, operating leases for operating leases and operating leases for capital leases. Under the terms of both service contracts and operating leases we do not exchange an interest in a productive asset but provide a service to, and receive a service from, our customers. Consequently such transactions are recorded at fair value. We also consider that operating leases and capital leases are dissimilar in nature and consequently are not exchanges of similar productive assets within the definition of APB No. 29.

    We determine fair value by reference to recent cash transactions or quotes from third parties for equivalent capacity or services.

    d)  Revenue Recognition

    CAPACITY

    Capacity contracts are accounted for as leases. Capacity contracts that do not qualify for sales type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. In compliance with FASB Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66," capacity contracts entered into after June 30, 1999, are deemed not to be sales of real estate and, therefore, are not accounted for as sales type leases. The Group has recorded only operating leases for capacity transactions after June 30, 1999 for the periods presented. Until June 30, 1999 revenues from operating lease transactions were considered incidental and recorded as a reduction of the capacity available for sale, thereafter recognized over the period of the contract.

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

    RECIPROCAL TRANSACTIONS

    In accordance with U.S. accounting principles, amounts invoiced as part of reciprocal transactions are recorded at fair value as deferred revenue. We amortize deferred revenue on a straight-line basis as earned over the term of the relevant agreement. We have not entered into any reciprocal transactions that would require us to recognize GAAP revenues upfront.

    OPERATIONS AND MAINTENANCE

    Standby maintenance and restoration charges are invoiced to customers separately from capacity sales. Revenues relating to standby maintenance and restoration are recognized over the period the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance which are applicable to future periods.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    NETWORK SERVICES REVENUES

    Network services revenues are revenues derived from the sale of managed bandwidth services, Internet Protocol ("IP") and other services. Revenue associated with short-term leased capacity is recognized as operating lease revenues unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, there were no sales-type leases recorded.

    Revenue from project management services is recognized on a percentage completion basis as costs are incurred on the project.

    e)  Direct Costs Related to Revenue

    CAPACITY

    Costs of the system relating to capacity contracts accounted for as operating leases are recorded in property and equipment and are depreciated over the remaining economic life of the network.

    RECIPROCAL TRANSACTIONS

    Capacity or facilities that we acquire as part of reciprocal transactions are recorded either as property and equipment, prepaid expenses and other assets or other long term assets, depending upon when it is anticipated that they will be brought into service, and are charged as network expense or depreciated on a straight-line basis over the shorter of 15 years or the term of the purchase agreement.

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

    f)  Commissions

    Commissions are capitalized and amortized over the period of the recognition of the related capacity revenue.

    g)  Advertising Costs

    Advertising costs are expensed as incurred. Such costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    h)  Net Income/(Loss) per Common Share

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

    i)  Cash and Cash Equivalents

    The Group considers all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets approximate to fair value.

    j)  Goodwill

    Goodwill, representing the excess of purchase price over the fair value of assets acquired and the liabilities assumed relating to the acquisition of FLAG Atlantic Limited, is amortized on a straight-line basis over a period of 15 years.

    k)  Restricted Cash

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as long term restricted cash.

    l)  Capitalized Interest and Financing Costs

    Interest costs on qualifying assets are capitalized and amortized over the useful life.

    Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings.

    m) Construction in Progress

    Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing right licenses, interest costs related to program management, costs for the route surveys, indirect costs associated with cable systems and points of presence ("PoPs"), long-term capacity lease purchases, and other costs necessary for developing our global network. Construction in progress is transferred to property and equipment when placed into service.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    n)  Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:


Computer equipment.....................................  3 years
Fixtures and fittings..................................  5 years
Leasehold improvements.................................  remaining lease term
Motor vehicles.........................................  5 years
Network assets:
  Cable systems........................................  15 years
  Points of Presence ("PoPs")..........................  7 years
  Transmission equipment and other.....................  5 years

    The estimated useful lives of network assets are determined based on the estimated period over which they will generate revenue.

    o)  Impairment of Long-Lived Assets

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

    p)  Income Taxes

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

    q)  Derivative Financial Instruments

    The Group uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates, currencies and other market risks. The Group does not utilize derivative financial instruments for trading or other speculative purposes. The counterparties to these instruments are major financial institutions with high credit quality. The Group is exposed to credit loss in the event of non-performance by these counterparties.

    Effective January 1, 2001, the Group adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The following effects were recorded in the accompanying consolidated financial statements as a result of the adoption of SFAS No. 133:

    - The Group's interest rate collars are accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133 their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income.

    - The Group's cross currency swap held at January 1, 2001 was not designated as an accounting hedge; consequently, upon the adoption of SFAS No. 133, the swap was recorded in the balance sheet at fair value, and the Group's underlying economically hedged euro-denominated debt was recorded at current foreign currency rates. The resulting adjustment of $1,291 was recorded as the cumulative effect of adoption of SFAS No.133.

    r)  Translation of Foreign Currencies

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

    s)  Stock Options

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company has chosen to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and, accordingly, recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date under fixed plan awards. The compensation expense is charged ratably over the vesting period of the options.

    t)  Concentration of Credit Risk

    Financial instruments that potentially subject the Group to a concentration of credit risk are accounts receivable. The Group performs ongoing credit evaluations of its larger customers' financial condition.

    See Note 16, Segmental Reporting, for concentrations by geographic areas.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties.

    u)  Reverse Stock Split

    The accompanying consolidated financial statements have been retroactively restated to give effect to the reverse stock split of 6:1 carried out by the Company on February 11, 2000.

    v)  Reclassifications

    Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

    w) New Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, APB Opinion (APB) No. 16, although in some instances previously recognized intangibles will be included as part of goodwill. SFAS 141 requires that, upon adoption of SFAS 142, companies reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria of SFAS 141.

    Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB
No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 is not amortized. Upon adoption, all goodwill and indefinite lived intangible assets must be tested for impairment and a cumulative effect adjustment to net income recognized at that time.

    The Company adopted SFAS 142 on January 1, 2002 and it is not expected to have a material impact on its results of operations, financial position or cash flow.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset. An entity shall measure changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change shall be the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount shall be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early application encouraged.

    The Company expects to adopt SFAS 143 on January 1, 2003 and has not yet determined the impact that it will have on its results of operations, its financial position or its cash flows.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. While it supersedes portions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, it retains the discontinued operations presentation, yet it broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively.

    The Company adopted SFAS 144 on January 1, 2002 and does not anticipate that the adoption of SFAS 144 will have a material impact on its results of operations, financial position or cash flows.

3.  RECIPROCAL TRANSACTIONS

    During 2001 we entered into a number of transactions in which we provided capacity, services or facilities, by way of lease, ROUs or services agreement, to other telecommunications companies and service providers at approximately the same time that we leased or purchased capacity, services or facilities from these same companies or their affiliates. Net operating income from reciprocal transactions was $nil in 2000 and $17.6 million in 2001.

    Sales made as part of reciprocal transactions totaled $24.8 million in 2000 and $263.5 million in 2001, and were recorded as deferred revenue in those amounts. GAAP revenues resulting from amortization of this deferred revenue totaled $nil in 2000 and $27.1 million in 2001, representing 0% and 14.4%, respectively, of total GAAP revenues for those periods.

    Purchases made as part of reciprocal transactions entered into by us totaled $24.8 million in 2000 and $232.8 million in 2001, and were recorded in those amounts as property and equipment,

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

prepayments, or other long-term assets. Amounts recognized as expense or depreciation from reciprocal transactions were $nil in 2000 and $9.5 million in 2001.

    During 2001, there was one (2000-nil) service contract for service contract exchange. In respect of this contract, contract value was $32.5 million, GAAP revenues recognized in the year were $6.8 million and the related network expense in the year was $6.6 million, giving net operating income of $0.2 million.

    Cash received from sales made as part of reciprocal transactions is included as a component of "Net cash provided by operating activities" in the cash flow statement. Cash paid for purchases made as part of reciprocal transactions is included as a component of "Net cash used in investing activities", where it is recorded as property and equipment or other long term assets, and as a component of "Net cash provided by operating activities", where it is recorded as prepayment.

    The effect of reciprocal transactions on deferred revenue and other long-term assets in our balance sheet at 31 December 2001 is set out below:

                                                                                         EXCLUDING
                                                                          RECIPROCAL     RECIPROCAL
(NUMBERS IN $ MILLIONS)                                        TOTAL     TRANSACTIONS   TRANSACTIONS
-----------------------                                       --------   ------------   ------------
Changes in deferred revenue:
  Opening Balance as at January 1, 2001.....................    646.4         24.8           621.6
  Additions in the year.....................................    951.9        263.5           688.4
  Amounts amortized into GAAP revenues in 2001..............   (188.3)       (27.1)         (161.2)
                                                              -------        -----         -------
Closing balance as at December 31, 2001.....................  1,410.0        261.2         1,148.8

Changes in other long term assets:
  Opening balance as at 1 January 2001......................     12.3          8.0             4.3
  Additions in the year.....................................    249.6        249.6              --
  Amounts reclassified into prepayments in 2001.............    (37.0)       (37.0)             --
  Amounts reclassified into Property and Equipment in
    2001....................................................    (67.4)       (67.4)             --
  Other movements...........................................     (0.1)          --            (0.1)
                                                              -------        -----         -------
Closing balance as at 31 December 2001......................    157.4        153.2             4.2
                                                              =======        =====         =======

4.  ASSET IMPAIRMENT AND RESTRUCTURING

    FLAG ATLANTIC-1 SYSTEM: Since February 13, 2002, when we announced our preliminary unaudited results for the year ended December 31, 2001, we have determined that our FA-1 system is impaired. Given the high level of competition in terms of alternative supply, price erosion and continued lack of demand on the trans-Atlantic route, we have been reviewing the prospects for demand on that route and we now believe that, in accordance with our accounting policy, our FA-1 system is impaired. We determined that the carrying amount of the FA-1 system exceeded its fair value, and we have therefore recognized an impairment charge of $359,000 in the year. We determined the fair value of the FA-1 system based on the present value of future cash flows expected to be generated by the FA-1 system according to management's latest demand forecasts. The impairment charge, which is included in

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

operating loss, reduced the carrying values of Goodwill and Property and equipment in the balance sheet by $29,793 and $329,207 respectively.

    FLAG PACIFIC-1 SYSTEM: Restructuring charges and asset impairment charges of $28,169 were recorded in the third quarter of 2001. On August 7, 2001 FLAG Telecom announced that it had decided not to proceed with the FLAG Pacific-1 ("FP-1") project in association with TyCo Telecommunications that had been announced in the second quarter. The agreement in principle with TyCo Telecommunications was conditional upon FLAG Telecom obtaining financing on satisfactory terms. However, despite substantial efforts on FLAG Telecom's part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. Following this decision three employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation were written off.

    The restructuring and asset impairment charges are as follows:

                                                                2001
                                                              --------
FLAG Atlantic-1
  Asset impairment..........................................   359,000
FLAG Pacific-1
  Asset impairment..........................................    26,598
  Staff reduction costs.....................................     1,571
                                                              --------
Total costs.................................................  $387,169
                                                              ========

    A restructuring charge of $1.6 million related to staff reduction costs. The cash expenditures concerning the workforce reduction charge had been paid by the end of the year.

    We had commissioned a marine survey for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed, the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million, comprising
$24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs.

5.  BUSINESS ACQUISITIONS

    On December 6, 2000, FLAG Telecom acquired the remaining 50% equity interest in FLAG Atlantic Limited from Global TeleSystems Group, Inc. ("GTS") for a cash consideration of $135 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities assumed have been recorded at fair value as of the date of acquisition. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed had been recorded as goodwill. Following the impairment of the FLAG Atlantic-1 asset (see Note 4 above) the goodwill was written off in full in the year ended December 31, 2001.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following unaudited pro forma condensed combined financial information of the Group demonstrates the results of operations had the acquisition been completed at the beginning of the periods presented.

                                                              DECEMBER 31,
                                                        -------------------------
                                                           2000          1999
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
Revenue...............................................    $92,751       $130,799
Net loss..............................................    (89,406)       (19,117)
Loss per share........................................      (0.68)         (0.27)

6.  ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                            2001       2000
                                                          --------   --------
Billed..................................................  $144,252   $127,262
Unbilled................................................     9,748     13,959
                                                          --------   --------
                                                          $154,000   $141,221
                                                          ========   ========

7.  RESTRICTED CASH

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as long term restricted cash. Included in restricted cash as at December 31, 2001 and 2000, are funds held by collateral trustees totaling $321,195 and $372,808, respectively. As at December 31, 2001 there was $122,443 restricted for use in relation to FLAG Atlantic Limited, $137,794 in relation to FLAG Asia Limited and $60,958 in relation to FLAG Limited. As a consequence of WestLB terminating the FLAG Asia Limited lending facility, an amount of $100,000, included within restricted cash as at December 31, 2001, would become unrestricted.

8.  CAPITALIZED INTEREST COSTS

    Interest costs on qualifying assets are capitalized and amortized over their useful lives. Total interest capitalized to construction in progress during the years ended December 31, 2001 and 2000, and the period from incorporation to December 31, 1999, was $16,150, $6,683 and $1,281, respectively.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                          2001         2000
                                                       ----------   ----------
Fixtures and fittings................................  $    3,689   $    3,059
Leasehold improvements...............................       6,377        5,565
Computer equipment...................................      14,232        5,737
Motor vehicles.......................................         343          353
Network assets.......................................   2,532,241    1,109,994
                                                       ----------   ----------
                                                        2,556,882    1,124,708
Less--Accumulated depreciation and impairment........    (549,804)     (90,908)
                                                       ----------   ----------
Net book value.......................................  $2,007,078   $1,033,800
                                                       ==========   ==========

    Following the impairment of the FLAG Atlantic-1 asset (see Note 4 above) network assets of $329,207 was written off in the year ended December 31, 2001.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. DEBT

    As a result of our decision not to pay interest on FLAG Telecom's 11 5/8% senior notes, we have reclassified the senior notes from long-term debt to short-term debt as at December 31, 2001.

    The Group's debt comprises the following:

                                                                 2001         2000
                                                              ----------   ----------
Short-term debt
  11 5/8% Senior Notes, due 2010, interest payable
    semi-annually, net of unamortized discount of $9,662....  $  556,078           --
                                                              ----------   ----------
Long-term debt
  Bank credit facilities....................................  $  341,500   $  155,000
  8 1/4% Senior Notes, due 2008, interest payable
    semi-annually, net of unamortized discount of $3,547
    (2000--$4,139)..........................................  $  426,453   $  425,861
  11 5/8% Senior Notes, due 2010, interest payable
    semi-annually (2000 net of unamortized discount of
    $10,839)................................................          --   $  558,141
                                                              ----------   ----------
                                                              $  767,943   $1,139,002
                                                              ----------   ----------
                                                              $1,324,031   $1,139,002
                                                              ==========   ==========

    On February 16, 2000, FLAG Limited amended its existing credit facilities to consist of a $150,000 six-year term loan facility ($55,500 of which remained outstanding at December 31, 2001 and $93,000 of which was outstanding at December 31, 2000) and a $10,000 revolving credit facility (none of which was outstanding at December 31, 2001 or December 31, 2000). Dresdner Kleinwort Benson and Barclays Capital acted as joint lead arrangers. These facilities bore interest at a rate of 225 basis points over LIBOR for the first six months and thereafter at a rate of between 150 and 250 basis points over LIBOR, depending on the credit rating of the 8 1/4% Senior Notes due 2008 of FLAG Limited. The current interest rate is 225 basis points over LIBOR. The facilities are secured by a pledge by us of all of the capital stock of FLAG Limited and by assignment of FLAG Limited's contracts and a security interest in its bank accounts and intangible property. In connection with this amendment, FLAG Limited paid fees and expenses to the joint lead arrangers totaling approximately $3,300.

    FLAG Atlantic has a $575,000 construction/term loan facility (of which $275,823 and $62,000 was outstanding at December 31, 2001 and December 31, 2000, respectively) and a $25,000 revolving credit facility ($10,175 of which was outstanding at December 31, 2001 and none of which was outstanding at December 31, 2000). The construction loan converted to term loans on December 6, 2001 and the remaining commitments were cancelled. These facilities have a term of 7.5 years and bear interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 300 basis points for the balance of the loans. Commitment fees accrued on the undrawn balance of the loans at between 37.5 basis points and 75 basis points.

    On January 9, 2001, FLAG Telecom entered into an agreement with Level 3 Communications, Inc. for the development of FNAL, a multi-terabit intra-Asian submarine cable system. In August, 2001, to finance its share of the construction costs, FLAG Asia Limited ("FLAG Asia") entered into a $300,000

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

construction/term loan facility (of which none was outstanding at December 31, 2001). This facility has a term of 6.5 years and bears interest at LIBOR plus 125 basis points for that portion of the loans (not to exceed 50% of the outstanding loans) which are backed by investment grade receivables and LIBOR plus 325 basis points for the balance of the loans. In connection with this facility, FLAG Asia Limited paid external fees and expenses totaling approximately $5,362. FLAG Asia's bank facility is secured by an assignment of all of FLAG Asia's contracts, a security interest in its bank accounts and property and a pledge of all of the capital stock in FLAG Asia. See Note 18 "Post Balance Sheet Event".

    FLAG Limited has outstanding $430 million of 8 1/4% Senior Notes with an effective interest rate at December 31, 2001 of 12.13%. The Senior Notes were issued in January 1998.

    On March 17, 2000 the Group completed the issue of $300 million 11 5/8% Senior Notes and Euro 300 million 11 5/8% Senior Notes at par in the US and Europe, raising combined net proceeds of $576,649,000. The effective interest rates at December 31, 2001 were 16.3% on the US Dollar Notes and 15.8% on the Euro Notes.

    The Credit Facilities and the indentures under which the Senior Notes were issued impose certain operating and financial restrictions on the respective borrowers / issuers. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of FLAG Limited, FLAG Atlantic Limited, FLAG Asia Limited and FLAG Telecom to incur additional indebtedness, repay indebtedness (including the Senior Notes) prior to stated maturities, sell assets, make investments, engage in transactions with shareholders and affiliates, issue capital stock, create liens or engage in mergers or acquisitions. These restrictions could also limit the ability of each company to effect future financings, make needed capital expenditures, withstand a future downturn in its business or the economy in general, or otherwise conduct necessary corporate activities. In addition, FLAG Limited's Credit Facility contain financial covenants with respect to maintaining an interest coverage ratio of 1.7 and maintaining a remaining asset value coverage ratio of
8.5. FLAG Limited was in compliance with these financial covenants throughout 2001 and 2000.

    As at December 31, 2001, contractual maturities of the Group's indebtedness were as follows:

YEAR ENDING DECEMBER 31,                                        TOTAL
------------------------                                      ---------
2002........................................................     21,450
2003........................................................     50,050
2004........................................................     66,693
2005........................................................     95,060
2006........................................................     86,797
Thereafter..................................................  1,003,981
                                                              ---------
Total.......................................................  1,324,031
                                                              =========

11. SHAREHOLDER'S EQUITY

    The authorized capital stock of the Company consists of 300 million Common Shares, par value $0.0006 per share. One common share has one vote.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

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

12. STOCK OPTIONS

    In March 1998, FLAG Limited adopted a Long-Term Incentive Plan ("the Plan") under which options could be granted on up to 4,206,305 shares of common stock to eligible members of staff. The plan was adopted by the Company in 1999. The maximum number of common shares that may be subject to awards under the Plan may not exceed 13,263,791 as of November 27, 2001. Generally, options granted under this plan vest over periods up to three years from the date of their grant, subject to meeting certain qualifying criteria. All options vest no later than eight years and expire ten years after the date of grant.

    The following summarizes stock option activity under this plan:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------   ----------------
Balance December 31, 1998.........................   2,441,047         6.42
Granted...........................................   1,648,352         6.82
                                                    ----------
Balance December 31, 1999.........................   4,089,399         6.58
Granted...........................................   2,725,515        16.54
Exercised.........................................    (131,864)        6.42
Forfeited.........................................    (543,155)       10.19
                                                    ----------
Balance December 31, 2000.........................   6,139,895        10.69
Granted...........................................   6,693,056         2.29
Exercised.........................................     (77,126)        6.42
Forfeited.........................................  (1,531,615)       10.89
                                                    ----------
Balance December 31, 2001.........................  11,224,210         5.68
                                                    ==========

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following table summarizes information about the Plan options outstanding as December 31, 2001:

                                        OPTIONS OUTSTANDING
                                         WEIGHTED AVERAGE                             OPTIONS EXERCISABLE
                                             REMAINING            WEIGHTED       ------------------------------
    RANGE OF EXERCISE       NUMBER       CONTRACTUAL LIFE     AVERAGE EXERCISE     NUMBER      WEIGHTED AVERAGE
         PRICES           OUTSTANDING         (YEARS)              PRICE         EXERCISABLE    EXERCISE PRICE
  ---------------------   -----------   -------------------   ----------------   -----------   ----------------
  $1.14 -1.60..........    4,634,722            9.9                $ 1.43         1,569,707         $ 1.44
  $1.77 -2.10..........       68,000            9.7                $ 1.98                --             --
  $2.75 -3.49..........    1,033,667            9.3                $ 2.83                --             --
  $5.04 -6.42..........    3,376,977            5.6                $ 6.35         2,881,522         $ 6.42
  $8.00-12.00..........    1,089,828            8.2                $10.86           440,638         $11.53
  $12.25-13.00.........      249,250            8.4                $12.81           125,499         $12.81
  $22.50-24.00.........      771,766            6.8                $22.86           397,638         $22.73
  $1.14-24.00..........   11,224,210            8.1                $ 5.68         5,415,004         $ 6.74

    The weighted average fair value of options granted during the year was $1.64, $8.50 and $3.85 per share at December 31, 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           2001          2000          1999
                                                         --------      --------      --------
Risk-free interest rate............................        4.35%         6.14%         5.80%
Expected life (years)..............................        5.00          5.00          5.00
Assumed volatility.................................          90%           50%           59%
Expected dividends.................................        0.00%         0.00%         0.00%

    At December 31, 2001, the Company has one stock-based compensation plan which is described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The compensation cost that has been charged against income for its long term incentive plan was $2,007, $7,230 and $8,800 for 2001, 2000 and 1999 respectively. Had the compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

NET LOSS                                          2001        2000       1999
--------                                        ---------   --------   --------
  As reported.................................  $(582,990)  $(89,466)  $(15,486)
  Pro forma...................................  $(590,815)  $(91,972)  $(26,967)

Basic and diluted loss per share
  As reported.................................  $   (4.35)  $  (0.68)  $  (0.22)
  Pro forma...................................  $   (4.41)  $  (0.70)  $  (0.39)

    The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

13. FINANCIAL INSTRUMENTS

    The notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Group's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.


8 1/4% Senior Notes...   The carrying amount of the 8 1/4% Senior Notes is the net
                         proceeds of the Senior Notes issue. The fair value is based on the market price of the Senior Notes at December 31, 2001 and 2000.

11 5/8% Senior           The carrying amount of the 11 5/8% Senior Notes is the net
  Notes...............   proceeds of the Senior Notes issue. The fair value is based on the market price of the Senior Notes at December 31, 2001 and 2000.

Long-term debt........   The carrying amount of the long-term debt is the proceeds
                         drawn under the available credit facilities. The debt is
                         subject to variable interest rates, and therefore, in
                         management's opinion, the carrying amount approximates the fair value of the long-term debt.

Interest rate collars
  and swaps...........   The interest rate collar and swap agreements are "zero cost"
                         meaning that the cost of acquiring the contract is embedded in the interest rate spread. As such, the agreements have
                         not previously had a carrying value. The fair values are
                         estimated using an option pricing model and values the
                         changes in interest rates since inception, and the potential for future changes over the remaining term. Since the
                         adoption of SFAS No. 133 "Accounting for Derivative
                         Instruments and Hedging Activities" on January 1, 2001, the
                         calculated fair value is accounted for in the financial
                         statements and reflected as the carrying value.

Cross currency           The cross currency swap agreement, by its nature, has not
  swaps...............   previously had a carrying value. The fair value is estimated using an option pricing model and values the changes in
                         interest rates since inception, and the potential for future changes over the remaining term. Since the adoption of SFAS
                         No. 133 "Accounting for Derivative Instruments and Hedging
                         Activities" on January 1, 2001, the calculated fair value is accounted for in the financial statements and reflected as the carrying value.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following table presents the carrying amounts and fair values of the Group's financial instruments as of December 31, 2001 and 2000:

                                      PRINCIPAL/       2001                    PRINCIPAL/       2000
                                       NOTIONAL      CARRYING                   NOTIONAL      CARRYING     FAIR
                                        AMOUNT        AMOUNT    FAIR VALUE       AMOUNT        AMOUNT     VALUE
                                    --------------   --------   ----------   --------------   --------   --------
8 1/4% Senior Notes...............         430,000   426,453      292,400           430,000   425,861    365,500
11 5/8% Senior Notes--US$.........         300,000   295,072      126,000           300,000   294,475    234,000
11 5/8% Senior Notes--Euro........         288,540   261,006      111,611           288,540   263,966    225,513
Long-term debt....................         341,500   341,500      341,500           155,000   155,000    155,000
Interest rate collar..............          20,000       376          376            60,000        --        (94)
Interest rate collar..............              --        --           --            86,000        --       (432)
Interest rate swap................         260,000      (244)        (244)               --        --         --
Interest rate swap................          89,200      (188)        (188)               --        --         --
Cross currency swap...............  $     268,980/    (7,226)      (7,226)   $     268,980/        --     12,200
                                          E300,000                                 E300,000

14. TAXES

    At the present time, no income, profit, capital or capital gains taxes are levied in Bermuda. In the event that such taxes are levied in the future, FLAG Telecom and all its subsidiaries registered in Bermuda have received an undertaking from the Bermuda Government exempting them from all such taxes until March 28, 2016.

    The provision for income taxes reflected in the accompanying statement of operations consists of taxes incurred on the income earned or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax.

    The provision for income taxes, which consists entirely of taxes payable to foreign governments outside Bermuda, is comprised of the following:

                                                               2001       2000
                                                             --------   --------
Current....................................................   10,782      1,419
Deferred...................................................   (3,380)      (323)
                                                             -------     ------
                                                             $ 7,402     $1,096
                                                             =======     ======

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Deferred taxes arise principally because, for tax purposes, in certain jurisdictions, revenues from capacity sales are deferred and recognized as taxable income over the estimated life of the appropriate cable system. The deferred taxes asset/(liability) recorded in the balance sheet comprise the following:

                                                              2001       2000
                                                            --------   --------
Capacity sales revenues deferred for tax purposes.........  $17,227    $17,066
Deferred commissions for tax purposes.....................   (1,850)    (1,851)
Depreciation..............................................   (8,648)    (8,648)
Tax losses carried forward (expiring over periods of 5
  years or more)..........................................   (2,995)    (2,543)
Other.....................................................   (3,773)      (653)
                                                            -------    -------
                                                            $   (39)   $ 3,371
                                                            =======    =======

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the years ended December 31, 2001 and 2000, and the period from incorporation to December 31, 1999, results in an effective tax charge that differs from the Bermuda tax charge as follows:

                                                               2001       2000
                                                             --------   --------
Statutory Bermuda tax charge...............................  $     0     $    0
Current foreign taxes......................................   10,782      1,419
Deferred and other taxes...................................   (3,380)      (323)
Effective tax charge.......................................    7,402      1,096

15. RELATED PARTY TRANSACTIONS

AGREEMENTS WITH VERIZON

    Verizon Communications Inc. ("Verizon") is the ultimate parent of a controlled subsidiary Verizon International Holdings Ltd., which directly owns 18.6% of our common shares. We entered into the following four agreements with subsidiaries of Verizon throughout 2001:

    NETWORK ALLIANCE AGREEMENT

    On April 3, 2001, FLAG Telecom Ireland Network Limited ("FTINL"), a subsidiary of the Company, entered into a Network Alliance Agreement with Verizon Global Solutions Holdings II Ltd. ("VGS") under which both parties agreed to create a network alliance to develop a European network. FTINL and its affiliates will have the right to acquire from VGS capacity on this European network on an indefeasible right of use ("IRU") basis. FTINL paid VGS
$35.6 million for such IRU over the European network and agreed to pay annual operating and maintenance fees. The annual operating and maintenance fees consist of $1.78 million paid in years one up to and including year five of the IRU, $1.068 million paid in years six to ten, and $712,000 paid in years eleven to fifteen.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    COLLOCATION AGREEMENT

    On April 4, 2001, FLAG Atlantic UK Limited and FLAG Atlantic France Sarl, both subsidiaries of the Company (collectively "FLAG Atlantic"), entered into a Collocation Agreement with Verizon Global Solutions U.K. Ltd. and Verizon Global Solutions France SAS (collectively "Verizon UK/ France") under which FLAG Atlantic agreed to license to Verizon UK/France co-location space in FA-1 PoPs in both London and Paris. Verizon UK/France agreed to pay approximately $15,471,000 for the license in the UK and approximately $6,119,000 for the license in France. The space will be used by VGS to create the London and Paris PoPs for its European network, which will provide capacity to subsidiaries of the Company under the Network Alliance Agreement referred to above.

    RE-SALE AND PURCHASE AGREEMENT

    On April 3, 2001, FTINL and FLAG Telecom Global Networks Limited ("FTGNL"), both subsidiaries of the Company, entered into a Re-Sale and Purchase Agreement with VGS under which VGS agreed to purchase for $17.6 million approximately 30% of the dark fiber pairs and co-location facilities located on the KPNQwest Services UK Limited ("KPNQwest") EuroRings Network. The fiber pairs and co-location facilities were originally purchased pursuant to a Dark Fibre IRU and Collocation Facilities Agreement, dated February 28, 2001, among FTINL, FTGNL and KPNQwest (the "KPNQwest Agreement").

    TRI-PARTITE AGREEMENT

    On April 3, 2001, FTGNL, KPNQwest and VGS entered into a Tri-Partite Agreement under which FTGNL assigned all of its rights, title, interest and obligations under the KPNQwest Agreement to VGS and KPNQwest acknowledged and consented to such assignment.

MARINE MAINTENANCE SERVICE AGREEMENT WITH TGN

    TGN Holdings Ltd. ("TGN") directly owns 11.2% of our common shares. On
June 1, 2001, FLAG Atlantic Limited ("FAL"), a subsidiary of the Company, entered into a Marine Maintenance Service Agreement with TyCom Contracting Limited ("TyCom"), an affiliate of TGN, under which TyCom agreed to provide certain marine maintenance services to FLAG Telecom for our FA-1 undersea fiber-optic cable systems. FAL agreed to pay $6.9 million per annum for such services. The earliest date on which we could withdraw from this contract is June 1, 2006.

AGREEMENT WITH ADNAN OMAR

    On December 10, 2001, the Company entered into an agreement with Mr. Adnan Omar, a director on FLAG Telecom's board, pursuant to which Mr. Omar was appointed President of FLAG Telecom Development Services Company LLC, a subsidiary of the Company in Egypt. The agreement is for a fixed two year term under which Mr. Omar is entitled to a monthly payment of US$30,000.

EMPLOYEE SERVICES AGREEMENT WITH BELL ATLANTIC GLOBAL SYSTEMS

    In May 1998, FLAG Limited entered into an Employee Services Agreement with Bell Atlantic Global Systems Company ("BAGS"), an affiliate of one of the Company's then shareholders, pursuant

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

to which BAGS employees were seconded to FLAG Limited. The total cost incurred for this service during the year ended December 31, 2000, and the period from incorporation to December 31, 1999, was $23 and $298, respectively. These costs have been expensed in the accompanying statements of operations.

CONSTRUCTION MANAGEMENT SERVICES AGREEMENT WITH FLAG ATLANTIC LIMITED

    Effective October 8, 1999, FLAG Telecom Group Services Limited ("FTGSL"), a 100% owned subsidiary of the Company, entered into a construction management services agreement with FLAG Atlantic Limited (the "Agreement"), which prior to the acquisition by a subsidiary of all of the equity on December 6, 2000, was a 50:50 joint venture with GTS (See note 4). The Agreement calls for FTGSL to provide project planning, monitoring, budget reviewing, survey approving, observation and inspection of installation and commissioning activities, performance reviews and other related services required to oversee the construction of the network. Up until December 6, 2000, the Company recorded its 50% share of the profits under the Agreement. After the December 6, 2000 acquisition from GTS, all intercompany revenues in connection with the Agreement were eliminated on consolidation. Total revenues recognized under the Agreement during the year ended December 31, 2000 and the period from incorporation to December 31, 1999 were $6,465 and $1,631 respectively.

16. COMMITMENTS AND CONTINGENCIES

    As of December 31, 2001, FLAG Limited was committed under supply contracts for the FLAG Europe-Asia cable system for final payments totaling $818 representing funds withheld pending the completion of certain outstanding items under the supply contracts. Provision has been made in full in the Group's financial statements to cover the anticipated final payments.

    During 1997, FLAG Limited entered into an operations contract for the FLAG Network Operations Center (the "FNOC") with one of the landing parties on the FLAG Europe-Asia cable system. The terms of the contract require the landing party to provide a permanent facility in which to locate the FNOC along with qualified personnel and additional support as required to assist in the operations of the FNOC. This is an ongoing commitment. In exchange for the services provided under the contract, FLAG Limited is currently committed to compensate the landing party with $243 as an annual fixed charge for rent of the premises where the FNOC is located, subject to review in future years. Costs incurred by the landing party to provide qualified personnel and additional support are to be reimbursed by FLAG Limited on a "cost plus" basis.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The Group has entered into lease agreements for the rental of office space. Rent expense of $6,038, $1,959 and $1,364 was recorded for the years ended December 31, 2001 and 2000 and the period from incorporation to December 31, 1999, respectively. Estimated future minimum rental payments under the leases are as follows:


2002........................................................  $ 4,799
2003........................................................    4,460
2004........................................................    4,035
2005........................................................    3,353
2006........................................................    3,134
Thereafter..................................................   36,530
                                                              -------
                                                              $56,311
                                                              =======

    The Group is also committed to make payments under various standby maintenance agreements for the cable systems currently in use. Estimated future payments under the standby maintenance agreements are as follows:


2002........................................................  $ 30,616
2003........................................................    29,623
2004........................................................    22,418
2005........................................................    13,448
2006........................................................     8,125
Thereafter..................................................     5,250
                                                              --------
                                                              $109,480
                                                              ========

    The estimated future payments under the standby maintenance agreements are based on a number of assumptions, including, among other things, the proportion of the total cable system capacity sold at any point in time and the number of other cable systems serviced under the agreement.

    The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases. At December 31, 2001, future minimum payments under these capital leases are as follows (in thousands) and are included in other current liabilities and other deferred liabilities in the accompanying consolidated balance sheet:


2002........................................................   $1,267
2003........................................................    1,163
2004........................................................      830
2005........................................................      780
2006........................................................      740
Thereafter..................................................    4,960
                                                               ------
Total.......................................................   $9,740
                                                               ======

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Capital expenditure contracted but not provided for as at December 31, 2001 amounted to approximately $160,089 in relation to the construction of our global network.

    We are currently in litigation proceedings with PSINet, Inc. and its related affiliates and subsidiaries ("PSINet"). In December 2001, PSINet initiated Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court in the Southern District of New York. Pursuant to those proceedings, on December 31, 2001, PSINet commenced litigation against FLAG Atlantic Limited and FLAG Atlantic USA Limited to recover an alleged preference payment. Prior to PSINet filing for bankruptcy, we entered into a capacity right of use agreement with PSINet. In compliance with that agreement, PSINet paid us $23.8 million. PSINet claims that this payment may be avoided because it was made within 90 days of PSINet filing for bankruptcy and argues that it is entitled to recover the amount of the payment, together with interest. We intend to defend this action vigorously and assert various defenses to the preference claim.

    We are involved in a dispute with two former employees, Messrs. Reda and Jalil, which centers on the lawfulness of the termination of their employment contracts and the sums payable in that termination. The most significant dispute between the parties is as to the ex-employees' entitlement to stock options or damages in lieu. Although Messrs. Reda and Jalil have not made clear what damages they are claiming, we believe that the amount that they would claim for wrongful termination would be between $3,000,000 and $4,000,000, plus interest. We are unable to estimate the amount they would claim with respect to their allegation that they were entitled to stock options. The Court of Appeal of Bermuda ruled on this issue in our favor. Messrs. Reda and Jalil have subsequently appealed to the Privy Council in the United Kingdom. We are of the opinion that we have good grounds for believing that the ruling of the Court of Appeal of Bermuda is unlikely to be varied by the Privy Council.

    We have received a third-party subpoena from the SEC seeking documents in connection with the SEC's investigation of Global Crossing. We intend to cooperate fully with the SEC's request for such documents.

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, with the exception of the disputes described above, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

17. SEGMENT REPORTING

    On a segmental basis, FLAG Telecom has historically reported its results in its two primary operational areas: Capacity and Operations and Network Services. The decision to report under these two segments was made on the basis that they are managed and evaluated separately and that each segment possesses different economic characteristics requiring different marketing strategies. This rationale is currently under review and we may choose to adopt a different segmental analysis in future reporting periods. Our sales and marketing functions are structured as geographical sales teams selling the full range of the products and services to their customer base, on our global network, supported by corporate functions. As such it is increasingly difficult to separate our activities into the two primary operational areas identified.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. Management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments.

    Details of the financial results of the two business segments for the year ended December 31, 2001 and 2000 are summarized below, reconciled to the totals for the Group as a whole. Substantially all the revenues and operating results in 1999 and earlier periods arose from Capacity and Operations. There was no Network Service revenue recognized in 1999.

    The following table presents selected items for December 31, 2001, by segment are as follows:

                                                             CAPACITY AND   NETWORK    CONSOLIDATED
SELECTED ITEMS                                                OPERATIONS    SERVICES      TOTAL
--------------                                               ------------   --------   ------------
Revenue....................................................      138,845      49,478       188,323
Operating expenses.........................................      608,564      80,031       688,595
Operating loss.............................................     (469,719)    (30,553)     (500,272)
Segmental assets...........................................    1,965,257     372,605     2,337,862
                                                                                         ---------
Common assets..............................................                              1,138,804
                                                                                         ---------
Total assets...............................................                              3,476,666
                                                                                         =========

    The following table presents selected items for December 31, 2000, by segment are as follows:

                                                              CAPACITY AND   NETWORK    CONSOLIDATED
SELECTED ITEMS                                                 OPERATIONS    SERVICES      TOTAL
--------------                                                ------------   --------   ------------
Revenue.....................................................       77,707     21,599         99,306
Operating expenses..........................................      150,840     25,841        176,681
Operating loss..............................................      (73,133)    (4,242)       (77,375)
Segmental assets............................................    1,017,830    530,845      1,548,675
                                                                                          ---------
Common assets...............................................                              1,530,089
                                                                                          ---------
Total assets................................................                              3,078,764
                                                                                          =========

    No individual customer accounted for greater than 10% of revenues.

    The revenue generated by geographic location of customers is as follows:

REVENUE:                                                        2001       2000       1999
--------                                                      --------   --------   --------
North America...............................................   51,645     20,962     43,627
Europe......................................................   60,370     29,597     49,901
Middle East.................................................   51,579     22,420      6,572
Asia........................................................   24,729     26,327     32,330
                                                              -------     ------    -------
Consolidated Revenue........................................  188,323     99,306    132,430
                                                              =======     ======    =======

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

       FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

18. POST BALANCE SHEET EVENT

    As at December 31, 2001, we had a lending facility with WestLB, the agent bank for our project financing for FNAL. Since December 31, 2001, WestLB have informed us that it has cancelled the commitment and terminated the lending facility. We are discussing potential alternative structures with WestLB and are pursuing other possible financing structures for financing FNAL. If we are unable to arrange alternative financing for FNAL, we will not be able to complete FNAL and may be required to write off a portion of our investment, which was approximately $500 million at December 31, 2001 (including deferred financing costs of approximately $3.7 million which would have to be written off).

    As at December 31, 2001, $42.5 million included within "Other long-term assets" represented capacity credits that have been purchased on the systems of Global Crossing and its affiliates. In light of the bankruptcy protection filing by Global Crossing, there is no guarantee that we will be able to realize the value of these assets and an impairment charge may be required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FLAG Limited:

    We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity and cash flows of FLAG Limited (a Bermuda company) and subsidiaries for the period from January 1, 1999 to February 26, 1999. These financial statements are the responsibility of FLAG Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows for FLAG Limited and subsidiaries for the period from January 1, 1999 to February 26, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen & Co.
Hamilton, Bermuda
December 30, 1999

                                  FLAG LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   1999
                                                              --------------
REVENUES:
  Capacity sales, net of discounts..........................  $       25,554
  Standby maintenance and restoration revenue...............           4,458
                                                              --------------
                                                                      30,012

SALES AND OTHER OPERATING EXPENSES:
  Cost of capacity sold.....................................           8,294
  Operations and maintenance................................           5,114
  Sales and marketing.......................................             637
  General and administrative................................           2,870
  Depreciation and amortization.............................             233
                                                              --------------
                                                                      17,148

OPERATING INCOME............................................          12,864

INTEREST EXPENSE............................................           9,758

INTEREST INCOME.............................................           1,825
                                                              --------------

INCOME BEFORE INCOME TAXES..................................           4,931

PROVISION FOR INCOME TAXES..................................            (171)

NET INCOME..................................................           4,760
                                                              --------------
Basic and diluted net income/(loss) per common share--Class
  B.........................................................  $         0.01
Weighted average common shares outstanding--Class B.........     635,796,338

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999
                                                              --------
NET INCOME..................................................   $4,760
Foreign currency translation adjustment.....................      178
                                                               ------
COMPREHENSIVE INCOME........................................   $4,938
                                                               ======

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

          (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT NUMBERS OF SHARES)

                                    CLASS A                    CLASS B                           FOREIGN       RETAINED
                                 COMMON SHARES              COMMON SHARES         ADDITIONAL    CURRENCY       EARNINGS
                            ------------------------   ------------------------    PAID-IN     TRANSLATION   (ACCUMULATED
                               SHARES        AMOUNT       SHARES        AMOUNT     CAPITAL     ADJUSTMENT      DEFICIT)
                            -------------   --------   -------------   --------   ----------   -----------   -------------
Balance, December 31,
  1998....................    132,000,000      13        565,858,741       57       504,381        (704)        (44,951)

Conversion of Class A
  shares into Class B
  shares
  Class A shares
    [retired].............   (132,000,000)    (13)                --       --            13          --              --
  Class B shares issued...             --                 69,937,597        7            (7)         --              --
Foreign currency
  translation
  adjustment..............             --      --                 --       --            --         178              --
1999 net income applicable
  to common shareholders               --      --                 --       --            --          --           4,760
                            -------------     ---      -------------     ----     ---------       -----        --------
Balance, February 26,
  1999....................             --     $--        635,796,338     $ 64     $ 504,387       $(526)       $(40,191)
                            =============     ===      =============     ====     =========       =====        ========


                                TOTAL
                            SHAREHOLDERS
                               EQUITY
                            -------------
Balance, December 31,
  1998....................      458,796
Conversion of Class A
  shares into Class B
  shares
  Class A shares
    [retired].............           --
  Class B shares issued...           --
Foreign currency
  translation
  adjustment..............          178
1999 net income applicable
  to common shareholders          4,760
                              ---------
Balance, February 26,
  1999....................      463,734
                              =========

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                1999
                                                              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income applicable to common shareholders................  $  4,760
Adjustments to reconcile net income to net cash used in
  operating activities:
  Amortization of financing costs...........................       274
  Depreciation..............................................       233
  Senior debt discount......................................        98
  Add/(deduct) net changes in operating assets and
    liabilities:
    Accounts receivable.....................................     1,710
    Prepaid expenses and other assets.......................      (645)
    Capacity available for sale.............................     8,664
    Accounts payable and accrued liabilities................   (16,541)
    Income taxes payable....................................       168
    Due to affiliate........................................      (668)
    Deferred revenue........................................   (21,157)
                                                              --------
      Net cash used in operating activities.................   (23,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.................................   (15,000)
Decrease in funds held by collateral trustee................    36,230
                                                              --------
      Net cash provided by financing activities.............    21,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash reimbursed for construction in progress................       788
Purchase of fixed assets....................................      (200)
                                                              --------
      Net cash provided by investing activities.............       588
                                                              --------
NET DECREASE IN CASH........................................    (1,286)
Effect of foreign currency movements........................       178
CASH, beginning of year.....................................     3,024
                                                              --------
CASH, end of year...........................................  $  1,916
                                                              ========

SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid...............................................  $ 22,668

   The accompanying notes are an integral part of these financial statements.

                                  FLAG LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BACKGROUND

    The Company is a facilities-based provider of telecommunications capacity to licensed international carriers through its ownership of the world's longest independent, privately-owned digital fiber-optic undersea cable system, the FLAG Europe-Asia cable system. The FLAG Europe-Asia cable system links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China (the "FLAG Route"), along a route which adjoins countries with approximately 70% of the world's population. The FLAG Europe-Asia cable system was constructed to address the growing demand for high performance, secure and cost-effective digital communications for voice, data and video along the FLAG Route. The Company provides capacity on the FLAG Europe-Asia cable system at market-based prices to licensed international carriers. The FLAG Europe-Asia cable system, which was placed in commercial service on November 22, 1997, cost approximately $1.6 billion to construct, and consists of over 28,000 kilometers of fiber-optic cable.

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    f)  Fixed Assets

    Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment..........................................  33 1/3% per annum
Fixtures and fittings.......................................  20% per annum
Leasehold improvement.......................................  remaining lease term
Motor vehicles..............................................  20% per annum

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    k)  Net Income per Common Share

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

                                                                 1999
                                                              -----------
Shares outstanding..........................................  635,796,338
Share capital...............................................          $64

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

percentage of Class B common shares held. Class B shareholders are entitled to receive dividends or distributions declared or paid, pro rata in proportion to the total number of Class B common shares held, after taking into account the rights of Class A shareholders to such dividends and distributions.

4.  STOCK OPTIONS

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

    Had the compensation for the Company's Long Term Incentive Plan (see above in this Note 4) been determined in accordance with SFAS 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1999
                                                              --------
Net income attributable to common shareholders
  -- as reported............................................   4,760
  -- pro forma..............................................   4,501
Earnings per share
  -- as reported............................................    0.01
  -- pro forma..............................................    0.01

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

                                  FLAG LIMITED

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                                 1999
                                                                CLASS B
                                                              -----------
Net income (loss) before extraordinary item.................       $4,760
Net income (loss)...........................................       $4,760
Percentage entitlement......................................          100%
Net income (loss) per class before extraordinary item.......       $4,760
Net income (loss) per class.................................       $4,760
Number of shares............................................  635,796,333
Income (loss) per share before extraordinary item...........        $0.01
Net income (loss) per share.................................        $0.00

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

    No stock options were granted during the period from January 1, 1999 to February 26, 1999. The stock options granted during 1998, discussed in Note 4, did not have a dilutive effect on 1999 net income per common share or 1998 net loss per common share.

6.  TAXES

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

    Income tax expense, which consists entirely of taxes payable to foreign governments, is comprised of the following:

                                                                1999
                                                              --------
Current.....................................................    $171
Deferred....................................................      --
                                                                ----
                                                                $171

    Deferred taxes arise principally because, for tax purposes, in certain jurisdictions, revenues from capacity sales are deferred and recognized as taxable income over the estimated life of the FLAG Europe-Asia cable system.

                                  FLAG LIMITED

            FOR THE PERIOD FROM JANUARY 1, 1999 TO FEBRUARY 26, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Since Bermuda does not impose an income tax, the difference between reported tax expense in the accompanying statements of operations and tax as computed at statutory rates, is attributable to the provisions for foreign taxes shown above.

7.  RELATED PARTY TRANSACTIONS

    The Company and certain of its Shareholders or affiliates thereof have entered into agreements for the development, construction, operation, financing and marketing of the FLAG Europe-Asia cable system.

    a)  Program Management Services Agreement

    Under the terms of a Program Management Services Agreement, Bell Atlantic Network Systems Company ("BANS"), then a Shareholder of the Company, managed all aspects of the planning and construction of the FLAG Europe-Asia cable system. The Company reimbursed BANS for all related costs and out-of-pocket expenses plus a fee equal to 16% of payroll costs and certain outside contractor and consultant costs.

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

    Effective May 21, 1998, under a Marketing Transition Agreement the Company and BANS agreed to terminate the Marketing Services Agreement. Under the Marketing Transition Agreement, the Company agreed to pay certain of BANS' closing down expenses and certain commissions in connection with their pre-termination and post-termination activities. The Company will pay BANS commissions accrued under the Marketing Services Agreement but remaining unpaid and up to $3,000 in commissions resulting from certain sales. Also under the Marketing Transition Agreement the Company has agreed to pay BANS or its affiliate a 50% commission where BANS or its affiliate secures the sale of four whole DS-3s (which equates to 84 whole MIUs) on the FLAG Europe-Asia cable system. The Company will accrue a liability for the commissions in the period it becomes probable that BANS or its affiliate will obtain the sales and that the amount of the commissions can be reasonably estimated.

    c)  Employee Services Agreement

    In May 1998, the Company entered into an Employee Services Agreement with Bell Atlantic Global Systems Company ("BAGS"), an affiliate of BANS, pursuant to which BAGS seconds certain employees to the Company.

    The total costs incurred for this service during the year ended
December 31, 2000, and the period from incorporation to December 31, 1999, was $23 and $298 respectively.

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

9.  SUBSEQUENT EVENTS

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

                         FLAG TELECOM HOLDINGS LIMITED

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     INDEX

                                                                PAGE
                                                              --------
Condensed Balance Sheets as of December 31, 2001 and 2000...    F-50
Condensed Statements of Operations for the years ended
  December 31, 2001 and 2000, and the period from
  incorporation to December 31, 1999........................    F-51
Condensed Statements of Comprehensive Income for the years
  ended December 31, 2001 and 2000, and the period from
  incorporation to December 31, 1999........................    F-52
Condensed Statements of Cash Flows for the years ended
  December 31, 2001 and 2000, and the period from
  incorporation to December 31, 1999........................    F-53
Notes to the Condensed Financial Statements.................    F-54

                         FLAG TELECOM HOLDINGS LIMITED

                            CONDENSED BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2001         2000
                                                              ----------   ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  401,386   $  893,574
  Due from equity method investments........................     348,536      331,646
  Prepaid expenses and other assets.........................       7,680        7,058
                                                              ----------   ----------
                                                                 757,602    1,232,278
Restricted cash.............................................     100,000           --

Equity method investments...................................     152,700      347,903
Capitalized financing costs, net of accumulated amortization
  of $115 (2000--$119)......................................         597        1,713
                                                              ----------   ----------
                                                              $1,010,899   $1,581,894
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................         148           19
  Accrued liabilities.......................................      17,527       16,127
  Cross currency swaps......................................       7,226           --
Short-term debt.............................................     556,078           --
                                                              ----------   ----------
                                                                 580,979       16,146
Long-term debt..............................................          --      558,141
                                                              ----------   ----------
                                                                 580,979      574,287
                    SHAREHOLDERS' EQUITY

Common stock, $.0006 (2000--$.0006) par value, 300,000,000
  (2000--300,000,000) authorized and 134,139,046
  (2000--134,061,920) issued and outstanding................          80           80
Additional paid-in capital..................................   1,112,668    1,112,173
Deferred stock compensation.................................         (51)      (2,058)
Accumulated other comprehensive income......................       5,165        2,364
Accumulated deficit.........................................    (687,942)    (104,952)
                                                              ----------   ----------
                                                                 429,920    1,007,607
                                                              ----------   ----------
                                                              $1,010,899   $1,581,894
                                                              ==========   ==========

    The accompanying notes are an integral part of these condensed financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS

      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            2001          2000          1999
                                                         -----------   -----------   ----------
EXPENSES:
  General and administrative, including non-cash stock
    compensation expense of $69 (2000--$228)...........        3,942         1,180          492
                                                         -----------   -----------   ----------
                                                               3,942         1,180          492
                                                         ===========   ===========   ==========
OPERATING LOSS.........................................       (3,942)       (1,180)        (492)
LOSS FROM EQUITY METHOD INVESTMENTS....................     (544,018)     (109,737)     (14,994)
INTEREST EXPENSE.......................................      (57,460)      (51,184)          --
FOREIGN CURRENCY GAIN..................................       (7,871)       17,014           --
INTEREST INCOME........................................       31,592        55,621           --
                                                         -----------   -----------   ----------
LOSS BEFORE INCOME TAXES...............................     (581,699)      (89,466)     (15,486)
PROVISION FOR INCOME TAXES.............................           --            --           --
                                                         -----------   -----------   ----------
NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF SFAS
  No. 133..............................................     (581,699)      (89,466)     (15,486)
                                                         -----------   -----------   ----------
CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133..........       (1,291)           --           --
  NET LOSS.............................................  $  (582,990)  $   (89,466)  $  (15,486)
Basic and diluted loss per common share before
  cumulative effect of adoption of SFAS No.133.........  $     (4.34)  $     (0.68)  $    (0.22)
Cumulative effect of adoption of SFAS No. 133..........  $     (0.01)           --           --
Basic and diluted loss per common share................  $     (4.35)  $     (0.68)  $    (0.22)
Weighted average common shares outstanding.............  134,122,061   130,763,607   69,709,935

    The accompanying notes are an integral part of these condensed financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2001        2000       1999
                                                              ---------   --------   ---------
NET LOSS....................................................  $(582,990)  $(89,466)  $ (15,486)
Foreign currency translation adjustment.....................      2,743      2,223         141
Cumulative effect of change in accounting policy re SFAS
  No. 133...................................................       (526)        --          --
Change in fair market value of derivatives..................        584         --          --
                                                              ---------   --------   ---------
COMPREHENSIVE LOSS..........................................  $(580,189)  $(87,243)  $ (15,345)
                                                              =========   ========   =========

    The accompanying notes are an integral part of these condensed financial statements.

                         FLAG TELECOM HOLDINGS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                2001        2000        1999
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(582,990)  $ (89,466)  $(15,486)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Cumulative effect of adoption of SFAS No. 133.............      1,291          --         --
  Amortization of financing costs...........................        116         119         --
  Stock compensation........................................         69         228        492
  Equity method investments.................................    544,018     109,737     14,994
  Add (deduct) net changes in operating assets and
    liabilities:
    Due from affiliate......................................   (351,932)   (331,849)        --
    Prepaid expenses and other assets.......................       (622)     (7,058)        --
    Accounts payable and accrued liabilities................      1,530      16,146         --
                                                              ---------   ---------   --------
      Net cash used in operating activities.................   (388,520)   (302,143)        --
CASH FLOWS FROM FINANCING ACTIVITIES:
  Financing costs incurred..................................         --      (1,682)        --
  Financing costs refunded..................................      1,000          --         --
  Net proceeds from issuance of 11 5/8% Senior Notes........         --     576,649         --
  Proceeds from Initial Public Offering.....................         --     633,769         --
  Proceeds from options exercised...........................        495         489         --
                                                              ---------   ---------   --------
    Net cash provided by financing activities...............      1,495   1,209,225         --
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash...............................   (100,000)         --         --
  Dividend from equity method investment....................         --      30,000         --
  Capital contribution to equity method investment..........         --     (25,000)        --
    Net cash used in investing activities...................   (100,000)      5,000         --
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   (487,025)    912,082         --
  Effect of foreign currency movements......................     (5,163)    (18,508)        --
CASH AND CASH EQUIVALENTS, beginning of period..............    893,574          --         --
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................    401,386   $ 893,574         --
                                                              =========   =========   ========

    The accompanying notes are an integral part of these condensed financial statements.

                 FLAG TELECOM HOLDINGS LIMITED AND SUBSIDIARIES

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM
                       INCORPORATION TO DECEMBER 31, 1999

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

    FLAG Telecom is an leading global network services provider and independent carrier's carrier providing a range of products and services to the international carrier community, Application Service Providers (ASPs) and Internet Service Providers ("ISPs") across a global network platform. Leveraging this network, FLAG Telecom's network services business markets a range of managed bandwidth and value-added services targeted at carriers, ISPs, ASPs and other content providers worldwide.

2.  DEBT

    As a result of our decision not to pay interest on FLAG Telecom's 11 5/8% Senior Notes, we have reclassified those Senior Notes from long-term to short-term debt as at December 31, 2001.

    The Company's debt comprises the following:

                                                                2001       2000
                                                              --------   --------
11 5/8% Senior Notes, due 2010, interest payable
  semi-annually, net of unamortized discount of $9,662
  (2000-$10,839)............................................  $556,078   $558,141
                                                              --------   --------
                                                              $556,078   $558,141
                                                              ========   ========

    On March 17, 2000 the Company completed the issue of $300,000 11 5/8% Senior Notes and Euro 300,000 11 5/8% Senior Notes at par in the US and Europe, raising combined net proceeds of $576,649. The effective interest rates at December 31, 2000 were 16.3% on the Dollar Notes and 15.8% on the Euro Notes.

    The indentures under which the Senior Notes were issued impose certain operating and financial restrictions. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, sell assets, make investments, engage in transactions with shareholders and affiliates, issue capital stock, create liens or engage in mergers or acquisitions. These restrictions could also limit the ability of the company to effect future financings, make needed capital expenditures, withstand a future downturn in its business or the economy in general, or otherwise conduct necessary corporate activities.

3.  EQUITY METHOD INVESTMENTS

    A dividend received during 2000 from FLAG Limited of $30,000 is reflected within equity method investments in the accompanying balance sheet.

                         FLAG TELECOM HOLDINGS LIMITED

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                       ADDITIONS
                                                                -----------------------
                                                     BALANCE    CHARGED TO   CHARGED TO                BALANCE
                                                    BEGINNING   COSTS AND      OTHER                    END OF
                                                    OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
                                                    ---------   ----------   ----------   ----------   --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
1998--FLAG Limited................................   $9,054        1,445           --       (1,869)     $8,630
January 1 through February 26, 1999--FLAG
  Limited.........................................   $8,630           --           --           --      $8,630
Incorporation through December 31, 1999...........   $8,630           --           --       (1,803)     $6,827
December 31, 2000.................................   $6,827          102           --       (1,640)     $5,289
December 31, 2001.................................   $5,289        3,409           --       (4,599)     $4,099

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act 1934, FLAG Telecom Holdings Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on the 28th day of March, 2002.

                                                       FLAG TELECOM HOLDINGS LIMITED

                                                       By:              /s/ KEES VAN OPHEM
                                                            -----------------------------------------
                                                                          Kees van Ophem
                                                                            SECRETARY

    Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Kees van Ophem, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                  /s/ ANDRES BANDE
     -------------------------------------------       Chairman and Chief             March 28, 2002
                    Andres Bande                         Executive Officer

                /s/ EDWARD MCCORMACK
     -------------------------------------------       Chief Operating Officer and    March 28, 2002
                  Edward McCormack                       Director

                /s/ MICHEL CAYOUETTE
     -------------------------------------------       Chief Financial Officer        March 28, 2002
                  Michel Cayouette

                 /s/ KEES VAN OPHEM
     -------------------------------------------       General Counsel and            March 28, 2002
                   Kees van Ophem                        Secretary

                 /s/ THOMAS BARTLETT
     -------------------------------------------       Director                       March 28, 2002
                   Thomas Bartlett

                   /s/ ADNAN OMAR
     -------------------------------------------       Director                       March 28, 2002
                     Adnan Omar

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ THEODORE SCHELL
     -------------------------------------------       Director                       March 28, 2002
                   Theodore Schell

              /s/ SOOPAKIJ CHEARAVANONT
     -------------------------------------------       Director                       March 28, 2002
                Soopakij Chearavanont

                /s/ UMBERTO SILVESTRI
     -------------------------------------------       Director                       March 28, 2002
                  Umberto Silvestri

                  /s/ OSAMA JAMJOOM
     -------------------------------------------       Director                       March 28, 2002
                    Osama Jamjoom

                                 EXHIBIT INDEX

    The following Exhibits are filed as part of this Report as required by Regulation S-K.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
              3.1       Memorandum of Association of FLAG Telecom (Incorporated by
                        Reference to the Company's Registration Statement on
                        Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))
              3.2       Bye-laws of the Company (Incorporated by Reference to the
                        Company's Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2002) (Registration No. 0-29207))
              4.1       Form of share certificate (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 8, 2000 (Registration No. 333-94899))
              4.2       Letter to GE Capital Project Finance VI Ltd., from FLAG
                        Telecom regarding registration rights (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))
              4.3       Letter to AT&T Capital Corporation from FLAG Telecom
                        regarding registration rights (Incorporated by Reference to the Registrant's Registration Statement on Form F-1 filed
                        with the SEC on January 18, 2000 (Registration
                        No. 333-94899))
              4.4       Form of Registration Rights Agreement (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))
              4.5       Registration Agreement dated March 17, 2000 among FLAG
                        Telecom Holdings Limited, as Issuer, and Salomon Smith
                        Barney Inc., Morgan Stanley & Co. International Limited,
                        Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc.,
                        as Initial Purchasers (Euro Notes) (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)
              4.6       Registration Agreement dated March 17, 2000 among FLAG
                        Telecom Holdings Limited, as Issuer, and Salomon Smith
                        Barney Inc., Morgan Stanley & Co. International Limited,
                        Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc.,
                        as Initial Purchasers (Dollar Notes) (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)
              4.7       Registration Rights Agreement dated June 19, 2001 between
                        FLAG Telecom Holdings Limited, Verizon International
                        Holdings Ltd. and TyCom Ltd. (Incorporated by Reference to
                        the Registrant's Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2002)
              4.8       Indenture dated January 30, 1998 between FLAG Limited and
                        IBJ Schroeders Bank & Trust Company relating to the 8 1/4%
                        Senior Notes Due 2008 (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 3, 2000 (Registration No. 333-94899))
              4.9       Indenture dated March 17, 2000 between FLAG Telecom Holdings
                        Limited and The Bank of New York, as Trustee, relating to
                        11 5/8% Senior Euro Notes Due 2010 (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)
             4.10       Indenture dated March 17, 2000 between FLAG Telecom Holdings
                        Limited and The Bank of New York, as Trustee, relating to
                        11 5/8% Senior Dollar Notes Due 2010 (Incorporated by
                        Reference to the Registrant's Current Report on Form 8-K
                        filed with the SEC on March 23, 2000)
             10.1*      Amended and Restated Long-Term Incentive Plan of FLAG
                        Telecom
             10.2       Credit Agreement, dated as of January 28, 1998, among FLAG
                        Limited, the Term Lenders thereto, the Revolving Lenders
                        thereto, Barclays Bank PLC and International Trust Company of Bermuda Limited, including all amendments thereof
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
             10.3       Amended and Restated Credit Agreement, dated as of
                        February 16, 2000, among FLAG Limited, the Term Lenders
                        thereto, the Revolving Credit Lenders thereto, Barclays
                        Capital, Dresdner Bank AG, New York and Grand Cayman
                        Branches, Barclays Bank PLC and International Trust Company
                        of Bermuda Limited (Incorporated by Reference to the
                        Registrant's Annual Report on Form 10-K filed with the SEC on March 30, 2001)
             10.4       Employee Services Agreement, dated as of May 21, 1998,
                        between FLAG Limited and Bell Atlantic Global Systems
                        Company (Incorporated by Reference to the Registrant's
                        Registration Statement on Form F-1/A filed with the SEC on
                        February 3, 2000 (Registration No. 333-94899))
             10.5       Construction and Maintenance Agreement, dated as of December
                        14, 1994, among FLAG Limited and each of the landing party and other signatories (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 3, 2000 (Registration No. 333-94899))
             10.6       Operations Contract for the FLAG Network Operations Center,
                        dated as of June 30, 1997, between FLAG Limited and Emirates
                        Telecommunications Corporation (Incorporated by Reference to
                        the Registrant's Registration Statement on Form F-1/A filed with the SEC on February 10, 2000 (Registration
                        No. 333-94899))
             10.7       Credit Agreement dated as of October 8, 1999 among FLAG
                        Atlantic Limited, Barclays Bank plc, as the Administrative
                        Agent, Dresdner Bank AG, New York Branch, as the
                        Documentation Agent, Westdeutsche Landesbank Girozentrale,
                        New York Branch, as the Syndication Agent, Barclays Bank plc
                        and the other Lenders listed therein, as Lenders and
                        Barclays Capital, as the Lead Arranger (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1/A filed with the SEC on February 10, 2000
                        (Registration No. 333-94899))
             10.8       First Amendment to Credit Agreement and Equity Contribution
                        Agreement dated as of December 14, 1999 among FLAG Atlantic
                        Limited, Barclays Capital, as Lead Arranger, Westdeutsche
                        Landesbank Girozentrale, New York Branch, as Syndicate
                        Agent, Dresdner Bank AG, New York and Grand Cayman Branches,
                        as Document Agent and Barclays Bank PLC, as Administrative
                        Agent (Incorporated by Reference to the Registrant's Annual
                        Report on Form 10-K filed with the SEC on March 30, 2001)
             10.9       Second Amendment to Credit Agreement dated as of
                        November 16, 2000 among FLAG Atlantic Limited, Barclays
                        Capital, as Lead Arranger, Westdeutsche Landesbank
                        Girozentrale, New York Branch, as Syndicate Agent, Dresdner
                        Bank AG, New York and Grand Cayman Branches, as Document
                        Agent and Barclays Bank PLC, as Administrative Agent
                        (Incorporated by Reference to the Registrant's Annual Report
                        on Form 10-K filed with the SEC on March 30, 2001)
            10.10       FLAG Atlantic Fibre Optic Cable System Contract, dated
                        September 20, 1999, among FLAG Atlantic Limited, FLAG
                        Atlantic UK Limited, FLAG Atlantic USA Limited, FLAG
                        Atlantic France SARL, Alcatel Submarine Networks, Alcatel
                        Submarine Networks, Alcatel Submarine Networks, Inc. and
                        Alcatel Submarine Networks Limited (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1/A filed with the SEC on February 10, 2000
                        (Registration No. 333-94899))
            10.11       South East Asia and Indian Ocean Cable Maintenance
                        Agreement, dated as of June 1, 1986, among FLAG Limited and the other parties listed on Schedule A1 and Supplemental
                        Agreements thereto (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 10, 2000 (Registration No. 333-94899))
            10.12       Atlantic Cable and Maintenance Repair Agreement, dated as of
                        January 20, 1998, among FLAG Limited and the parties
                        identified on Schedule A attached thereto (Incorporated by
                        Reference to the Registrant's Registration Statement on
                        Form F-1/A filed with the SEC on February 10, 2000
                        (Registration No. 333-94899))
            10.13       Mediterranean Cable Maintenance Agreement, dated April 20,
                        1999, among FLAG Limited and the other Signatories listed on
                        Schedule A1 thereto (Incorporated by Reference to the
                        Registrant's Registration Statement on Form F-1/A filed with the SEC on February 10, 2000 (Registration No. 333-94899))

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
            10.14       ROV Service Agreement, dated as of January 1, 1999, among
                        FLAG Limited, France Cables et Radio, Elettra TLC S.p.A. and
                        the other entities identified on Schedule 1 thereto
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1/A filed with the SEC on February 10,
                        2000 (Registration No. 333-94899))
            10.15       SCARAB III and IV Users Agreement dated February 28, 1990
                        among FLAG Limited and those other parties listed
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1 filed with the SEC on January 18, 2000
                        (Registration No. 333-94899))
            10.16       Primary Supplier Agreement dated January 18, 2000 between
                        Bell Atlantic Global Systems Company and the Company
                        (Incorporated by Reference to the Registrant's Registration
                        Statement on Form F-1/A filed with the SEC on February 3,
                        2000 (Registration No. 333-94899))
            10.17       Credit Agreement, dated August 16, 2001, among FLAG Asia
                        Limited, Westdeutsche Landesbank Girozentrale, New York
                        Branch, as lead arranger, administrative agent and
                        syndication agent, The Royal Bank of Scotland PLC, as
                        documentational agent, and the lenders thereunder from time to time (Incorporated by Reference to the Registrant's
                        Quarterly Report on Form 10-Q filed with the SEC on
                        November 14, 2001)
            10.18       Letter Agreement, dated as of July 13, 2001, between FLAG
                        Telecom Holdings Limited and Samih Kawar (Incorporated by
                        Reference to the Registrant's Quarterly Report on Form 10-Q
                        filed with the SEC on November 14, 2001)
            10.19       Letter Agreement, dated as of July 13, 2001, between FLAG
                        Telecom Holdings Limited and Stuart Rubin (Incorporated by
                        Reference to the Registrant's Quarterly Report on Form 10-Q
                        filed with the SEC on November 14, 2001)
            10.20       Letter Agreement, dated as of July 13, 2001, between FLAG
                        Telecom Holdings Limited and Larry Bautista (Incorporated by
                        Reference to the Registrant's Quarterly Report on Form 10-Q
                        filed with the SEC on November 14, 2001)
            10.21+      Collocation Agreement, dated as of April 4, 2001, between
                        FLAG Atlantic UK Limited, FLAG Atlantic France Sarl, Verizon
                        Global Solutions UK Ltd. and Verizon Global Solutions France
                        (Incorporated by Reference to the Registrant's Quarterly
                        Report on Form 10-Q/A filed with the SEC on January 30,
                        2002)
            10.22+      Network Alliance Agreement, dated April 3, 2001, between
                        FLAG Telecom Ireland Network Limited and Verizon Global
                        Solutions Holdings II Ltd. (Incorporated by Reference to the
                        Registrant's Quarterly Report on Form 10-Q/A filed with the
                        SEC on January 30, 2002)
            10.23+      Re-Sale and Purchase Agreement, dated April 3, 2001, between
                        FLAG Telecom Global Networks Limited, FLAG Telecom Ireland
                        Network Limited and Verizon Global Solutions Holdings II
                        Ltd. (Incorporated by Reference to the Registrant's
                        Quarterly Report on Form 10-Q/A filed with the SEC on
                        January 30, 2002)
            10.24+      Marine Maintenance Service Agreement, dated June 1, 2001,
                        between TyCom Contracting Limited and FLAG Atlantic Limited
                        (Incorporated by Reference to the Registrant's Quarterly
                        Report on Form 10-Q/A filed with the SEC on January 30,
                        2002)
            10.25*      Agreement, dated as of December 10, 2001, between FLAG
                        Telecom Holdings Limited and Adnan Othman Omar
            10.26*      Statement of Terms and Conditions of Employment, dated as
                        January 1, 2002, between FLAG Telecom Holdings Limited and
                        Edward McCormack
            10.27*      Employment Offer Letter, dated as of August 31 2001, between
                        FLAG Telecom and Kees van Ophem
            10.28*      Employment Offer Letter, dated as of November 30, 2001,
                        between FLAG Telecom and Michel Cayouette
            10.29*      Guaranty, dated December 29, 2000, of FLAG Telecom Holdings
                        Limited in favor of Alcatel Submarine Networks
            10.30*      Guaranty, dated December 29, 2000, of FLAG Telecom Holdings
                        Limited in favour of Level 3 (Bermuda) Ltd.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
            10.31*      Third Amendment to the Credit Agreement and Forbearance
                        Agreement, dated as of March 25, 2002, among FLAG Atlantic
                        Limited, Barclays Bank Plc, as the Administrative Agent,
                        Dresdner Bank AG, New York Branch, as the Documentation
                        Agent, Westdeutsche Landesbank Girozentrale, New York
                        Branch, as the Syndication Agent, Barclays Bank Plc and the
                        other Lenders listed therein, as Lenders and Barclays
                        Capital, as the Lead Arranger
            10.32*      Consent to Third Amendment to the Credit Agreement and
                        Forbearance Agreement, dated as of March 25, 2002, among
                        FLAG Atlantic UK Limited, FLAG Atlantic S.A.R.L., FLAG
                        Atlantic USA Limited and FLAG Atlantic Holdings Limited
             21.1*      List of subsidiaries of the Company
             23.1*      Consent of the independent auditors
             24.1*      Power of Attorney (included on the signature page)
             99.1*      Letter to the SEC regarding Arthur Andersen

------------------------

*   Filed herewith

+ Confidential treatment has been requested with respect to certain portions of this exhibit. The confidential portions of this exhibit for which confidential treatment has been requested has been filed separately with the SEC.