Form 10-Q
period 2002-03-31
FLAG TELECOM HOLDINGS LTD
filed 2002-05-15
CIK 1102752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
   /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER _0-29207

                                   ----------

                          FLAG TELECOM HOLDINGS LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     BERMUDA
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   CEDAR HOUSE
                                 41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                         (ADDRESS OF PRINCIPAL EXECUTIVE
                                    OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: +1 (441) 296 0909

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     134,139,046 common shares were outstanding as of May 10, 2002.

================================================================================

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)
                                    FORM 10-Q
                                      INDEX

                                                                                                                            PAGE
                                                                                                                           NUMBER
                                                                                                                           ------
PART I   FINANCIAL INFORMATION......................................................................................          2

Item 1   Financial Statements.......................................................................................          2
           Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 (audited).............          2
           Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited).....          3
           Consolidated Statements of Comprehensive Income for the three months ended March 31, 2002 and 2001
             (unaudited)............................................................................................          4
           Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited).....          5
           Notes to Consolidated Financial Statements (unaudited)...................................................          6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations......................         14

Item 3   Quantitative and Qualitative Disclosures About Market Risk.................................................         22

PART II  OTHER INFORMATION..........................................................................................         25

Item 1   Legal Proceedings..........................................................................................         25

Item 2   Changes in Securities and Use of Proceeds..................................................................         26

Item 3   Defaults Upon Senior Securities............................................................................         26

Item 4   Submission of Matters to a Vote of Security Holders........................................................         26

Item 5   Other Information..........................................................................................         26

Item 6   Exhibits and Reports on Form 8-K...........................................................................         26

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                  MARCH 31,         DECEMBER 31,
                                                                                                    2002                2001
                                                                                                -------------      -------------
                                                                                                 (UNAUDITED)        (AUDITED)(1)
ASSETS:
  Current assets:
    Cash and cash equivalents..............................................................     $     373,811      $     424,174
    Accounts receivable, net of allowance for doubtful accounts of $10,579 (2001--$4,099)..           151,920            154,000
    Prepaid expenses and other assets......................................................            84,118             66,205
    Interest Rate collars..................................................................             2,596                 57
                                                                                                -------------      -------------
  Total current assets.....................................................................           612,445            644,436

  Goodwill.................................................................................               936                  -
  Restricted cash..........................................................................           181,927            321,195
  Capitalized financing costs, net of accumulated amortization of $16,721 (2001--$8,543)...            19,695             27,872
  Deferred Tax Asset.......................................................................             2,940              2,940
  Construction in progress.................................................................           416,947            315,718
  Other long term assets, net..............................................................           159,565            157,427
  Property and equipment, net..............................................................         1,951,499          2,007,078
                                                                                                -------------      --------------
  Total Assets.............................................................................     $   3,345,954      $   3,476,666
                                                                                                -------------      --------------

LIABILITIES:
  Current liabilities:
    Accrued construction costs.............................................................     $      83,992      $      67,084
    Accounts payable.......................................................................           116,689            112,183
    Accrued liabilities....................................................................            90,965            109,684
    Cross currency swaps...................................................................             9,561              7,226
    Deferred revenue.......................................................................           157,167            173,000
    Income taxes payable...................................................................            10,765             13,686
    Short-term debt........................................................................         1,231,233            556,078
                                                                                                -------------      -------------
    Total current liabilities..............................................................         1,700,372          1,038,941

  Long-term debt...........................................................................                 -            767,953
  Deferred revenue and other...............................................................         1,291,908          1,236,951
  Deferred taxes...........................................................................             2,920              2,901
                                                                                                -------------      -------------
  Total Liabilities........................................................................         2,995,200          3,046,746
                                                                                                -------------      -------------

SHAREHOLDERS' EQUITY:
  Common stock, $.0006 par value, 300,000,000 authorized and 134,139,046
    (2001--134,139,046) outstanding........................................................                80                 80
  Additional paid-in capital...............................................................         1,112,668          1,112,668
  Deferred stock compensation..............................................................               (36)               (51)
  Minority interest........................................................................                20                  -
  Accumulated other comprehensive income...................................................                24              5,165
  Accumulated deficit......................................................................          (762,002)          (687,942)
                                                                                                -------------      -------------
  Total shareholders' equity...............................................................           350,754            429,920
                                                                                                -------------      --------------
  Total liabilities and shareholders' equity...............................................     $   3,345,954      $   3,476,666
                                                                                                -------------      -------------

(1) Extracted without amendment from the audited financial statements of the Company

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ----------------------------------
                                                                    2002                 2001
                                                               -------------        -------------
                                                                (UNAUDITED)          (UNAUDITED)
REVENUES:.............................................                69,538               29,016
EXPENSES:
  Operations and maintenance cost (including non-cash
    stock compensation expense of $1 (2001 -$151))....                19,740                7,592
  Network expenses....................................                23,435                7,710
  Sales and marketing (including non-cash stock
    compensation expense of $1 (2001-$113))...........                 3,755                3,255
  General and administrative (including non-cash
    stock compensation expense of $13 (2001--$393))...                19,343                9,253
  Depreciation and amortization.......................                45,366               20,437
                                                               -------------        -------------
                                                                     111,639               48,247

OPERATING LOSS........................................               (42,101)             (19,231)
INTEREST EXPENSE......................................               (40,087)             (31,042)
FOREIGN CURRENCY GAIN.................................                 2,022               (6,951)
INTEREST INCOME.......................................                 3,909               20,252
LOSS BEFORE INCOME TAXES..............................               (76,257)             (36,972)
PROVISION FOR INCOME TAXES............................                 2,197               (1,259)
NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF SFAS
  No. 133.............................................               (74,060)             (38,231)
CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133.........                    --               (1,291)
NET LOSS..............................................         $     (74,060)       $     (39,522)
                                                               -------------        -------------

Basic and diluted net loss per common share before
  cumulative effect of adoption of SFAS No. 133.......         $       (0.55)       $       (0.29)
Cumulative effect of adoption of SFAS No. 133.........         $        (---)       $       (0.01)
Basic and diluted net loss per share..................         $       (0.55)       $       (0.30)
                                                               -------------        -------------

Weighted average common shares outstanding............           134,139,046          134,093,171
                                                               -------------        -------------

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                       (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ----------------------------------
                                                                    2002                 2001
                                                               -------------        -------------
                                                                (UNAUDITED)          (UNAUDITED)
NET LOSS..............................................               (74,060)             (39,522)
Foreign currency translation..........................                (7,681)              (2,809)
Loss/Gain on derivatives--effect of adoption of SFAS
  No.133..............................................                    --                 (526)
Loss/Gain on derivatives--change in fair value........                 2,540               (1,038)
                                                                 -----------          -----------
COMPREHENSIVE LOSS....................................               (79,201)             (43,895)
                                                                 -----------          -----------

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                       (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                                                   MARCH 31,           MARCH 31,
                                                                                                     2002                2001
                                                                                                 -------------      -------------
                                                                                                  (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................                 $     (74,060)     $     (39,522)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Cumulative effect of adoption of SFAS No.133................................                            --              1,291
    Amortization of financing costs.............................................                         8,177                707
    Provision for doubtful accounts.............................................                         6,480                 --
    Senior debt discount........................................................                           441                442
    Non-cash stock compensation.................................................                            16                658
    Depreciation and amortization...............................................                        45,366             20,436
    Deferred taxes..............................................................                            19                (51)
    Add/(deduct) net changes in assets and liabilities:
      Accounts receivable.......................................................                        (4,408)            68,185
      Prepaid expenses and other assets.........................................                       (23,411)           (35,939)
      Accounts payable and accrued liabilities..................................                        26,108            (30,016)
      Income taxes payable......................................................                        (2,921)               833
      Deferred revenue and other................................................                        39,124            107,724
                                                                                                 -------------      -------------
       Net cash provided by operating activities................................                        20,931             94,748
                                                                                                 -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt..................................................                       (88,500)           (20,000)
  Capital contributions--Options exercised......................................                            --                396
                                                                                                 -------------      -------------
                Net cash used in financing activities...........................                       (88,500)           (19,604)
                                                                                                 -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash...................................................                       139,267            195,634
  Cash paid for network assets (including construction).........................                      (115,960)          (355,080)
  Proceeds from disposal of property and equipment..............................                            57                 --
  Investment in property and equipment..........................................                        (3,541)           (19,005)
                                                                                                 -------------      -------------
      Net cash provided by/(used in) investing activities.......................                        19,823           (178,451)
                                                                                                 -------------      -------------
NET DECREASE IN CASH                                                                                   (47,746)          (103,307)
                                                                                                 -------------      -------------
Effect of foreign currency movements............................................                        (2,617)             1,913
CASH, beginning of period.......................................................                       424,174            919,709
                                                                                                 -------------      -------------
CASH, end of period.............................................................                 $     373,811      $     818,315
                                                                                                 =============      =============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
  Increase in network assets (including construction)...........................                 $     132,868      $     327,080
  (Increase)/decrease in accrued construction costs.............................                       (16,908)            28,000
                                                                                                 -------------      -------------
  Cash paid for network assets (including construction).........................                 $     115,960      $     355,080
                                                                                                 -------------      -------------

SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense for period...................................................                 $      40,087      $      31,042
  Amortization of financing costs and senior debt discount......................                        (8,618)            (1,149)
  Increase in accrued interest payable..........................................                        (6,861)           (26,366)
                                                                                                 -------------      -------------
Interest paid...................................................................                 $      24,608      $       3,527
                                                                                                 -------------      -------------
Interest capitalized............................................................                 $       2,783      $       2,955
                                                                                                 -------------      -------------
Taxes paid......................................................................                 $         541      $         193
                                                                                                 -------------      -------------

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BACKGROUND AND ORGANIZATION

     FLAG Telecom Holdings Limited (in provisional liquidation) ("FLAG Telecom" or the "Company") is a Bermuda company with its principal executive offices located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. In addition to the Company, the principal companies which comprise the FLAG Telecom group of companies are the following wholly-owned subsidiaries of FLAG Telecom: FLAG Limited (in provisional liquidation), FLAG Atlantic Limited (in provisional liquidation), FLAG Asia Limited (in provisional liquidation), FLAG Telecom Group Services Limited (in provisional liquidation), FLAG Telecom Global Network Limited and FLAG Telecom Ireland Limited. We refer to these subsidiaries, together with the Company, as the "Group". In this quarterly report, the terms "we", "us" and "our" refer to the Group.

     FLAG Telecom was incorporated on February 3, 1999 to serve as the holding company for the Group. On February 26, 1999, FLAG Telecom acquired approximately 66% of FLAG Limited by exchanging 69,709,935 shares of FLAG Limited common stock for the same number of shares of FLAG Telecom common stock. The minority shareholder of FLAG Limited exchanged its remaining holding in FLAG Limited for 36,256,121 shares in FLAG Telecom on January 4, 2000 such that on that date FLAG Limited became a wholly owned subsidiary of FLAG Telecom. This acquisition has been accounted for as a recapitalization such that no goodwill arises and assets and liabilities are reflected at carry-over basis.

     FLAG Telecom is a "foreign private issuer" within the meaning of Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is voluntarily filing periodic reports under the Exchange Act as if it were a domestic registrant.

     VOLUNTARY PETITION UNDER CHAPTER 11

     On April 12, 2002, FLAG Telecom and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the " Court"). This action was taken following the acceleration of the bank debt of FLAG Atlantic Limited by the syndicate of banks which are its lenders, which constituted a cross-default under FLAG Telecom's indenture for its outstanding senior notes.

     On April 19, 2002, FLAG Telecom and two of its Bermudan subsidiaries filed a parallel ancillary petition (the "Bermuda Proceedings") pursuant to
Section 161 of the Companies Act 1981 of Bermuda (the "Bermuda Companies
Act") in order to commence proceedings in the Supreme Court of Bermuda for the winding up of the Company and the two subsidiaries, to create a stay of proceedings against the Company under Bermuda law, and to request the appointment of Joint Provisional Liquidators ("JPLs"). The Bermuda Proceedings are designed to maintain the status quo of the Company and the two subsidiaries and to allow the proceedings under the Bankruptcy Code to proceed, subject to the supervision and agreement of the JPLs.

     Pursuant to Bermuda Companies Act 1981 all correspondence or other business documentation in the name of or bearing the name of any of the Bermuda companies which are parties to the Bermuda Proceedings must at all times while the Bermuda Proceedings are pending indicate that the Bermuda companies are 'in provisional liquidation'.

     On April 23, 2002, five additional subsidiaries of FLAG Telecom, including FLAG Asia Limited and FLAG Telecom Group Services Limited, filed for relief under Chapter 11 of the Bankruptcy Code with the Court. On April 29, 2002, FLAG Asia Limited filed a parallel ancillary petition in Bermuda pursuant to Section 161 of the Bermuda Companies Act.

     Mr. Richard Heis and Ms. Chris Laverty of KPMG in England and Mr. Robert D Steinhoff of KPMG in Bermuda have been appointed as JPLs of FLAG Telecom, FLAG Limited, FLAG Atlantic Limited and FLAG Asia Limited, pursuant to
Section 161 of the Bermuda Companies Act. The JPLs have the power to oversee the continuation of the business of the Company and its subsidiaries under

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

the control of the Company's Board of Directors and to oversee and liaise with the existing Board of Directors in effecting a reorganization of the Company.

     NASDAQ DELISTING HEARING

     On April 19, 2002, FLAG Telecom issued a press release announcing that on April 12, 2002 it received a notice from the NASDAQ Stock Market, Inc. stating that FLAG Telecom's securities are subject to delisting from the NASDAQ National Market effective April 22, 2002. Pursuant to the NASDAQ Marketplace Rules, FLAG Telecom has requested a hearing to appeal that determination. The hearing request will stay the delisting of the Company's stock pending a decision by a NASDAQ Listing Qualifications Panel. The hearing is scheduled to take place on May 16, 2002.

     RESTRUCTURING

     We are in ongoing negotiations with our creditors, including representatives of the FLAG Atlantic Limited Bank Group, holders of our various senior notes and significant trade creditors, regarding a comprehensive financial restructuring.

     As a result of our negotiations with our creditors, all of FLAG Telecom's debt has been classified as short-term debt.

2.   BASIS OF PREPARATION

     FLAG Telecom is attempting a restructuring but there is doubt over the Company's ability to continue as a going concern. It is unclear whether restructuring the Group is likely to lead to a going concern value higher than the value likely to be achieved through a liquidation of the Group. We have been advised that, depending in part upon the speed with which we are able to emerge from Chapter 11, a negotiated restructuring is likely to result in a greater value than if we liquidate. This issue is being reviewed by us and our advisors on an on-going basis.

     Notwithstanding the foregoing, as at the date of this report management continues to believe it appropriate to prepare our unaudited financial statements included in this report on a going concern basis. Accordingly, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we not continue as a going concern.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. Dollars ("Dollars").

     The financial statements consolidate the financial statements of FLAG Telecom and its subsidiary companies after eliminating inter-company transactions and balances. Investments in which FLAG Telecom has an investment of 20%-50% or investments in which FLAG Telecom can assert significant influence, but does not control, are accounted for under the equity method. At March 31, 2002, there were no equity method investments remaining (see Note 4).

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001, the balance sheet as of March 31, 2002, and the cash flows for the three months ended March 31, 2002 and 2001. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

our audited consolidated financial statements for the year ended December 31, 2001. The results of operations for any interim period are not necessarily indicative of results for the full year.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are summarized as follows:

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

     In exchange for construction costs incurred, we granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity at a future date under signed capacity credit agreements. Amounts received under these agreements and the capacity credits granted to suppliers are recorded at fair value as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets.

     RECIPROCAL TRANSACTIONS

     In accordance with U.S. accounting principles, amounts invoiced as part of reciprocal transactions are recorded at fair value as deferred revenue. We amortize deferred revenue on a straight-line basis as earned over the term of the relevant agreement. We have not entered into any reciprocal transactions that would require us to recognize GAAP revenues up-front. Further details are provided in note 3.2.

     OPERATIONS AND MAINTENANCE

     Standby maintenance charges are invoiced separately from capacity sales. Revenues relating to standby maintenance are recognized over the period in which the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance applicable to future periods.

     NETWORK REVENUES

     Network revenues are revenues derived from the sale of managed bandwidth leases and IP services. Revenue associated with leased capacity is recognized as operating lease revenue unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, there were no sales-type leases recorded.

     3.2 RECIPROCAL TRANSACTIONS

     We enter into transactions in which we provide capacity, services or facilities, by way of leases, rights of use ("ROUs") or service agreements to other telecommunications companies and service providers at approximately the same time that we lease or purchase capacity from the same companies or their affiliates. We term these "reciprocal transactions".

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

     3.3 DIRECT COSTS RELATED TO REVENUE

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

     3.4  COMMISSIONS

     Commissions are capitalized and amortized over the period of the recognition of the related capacity revenue.

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     3.5  ADVERTISING COSTS

     Advertising costs are expensed as incurred. Such costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

     3.6  INCOME TAXES

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

     3.7  NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three months period ended March 31, 2002 and 2001 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as they would be anti-dilutive in periods in which a loss has been reported.

     3.8  CONSTRUCTION IN PROGRESS

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

     3.9  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is taken on a straight-line basis over the estimated useful lives of the assets as follows:

    Computer equipment..........................................................    3 years
    Fixtures and fittings.......................................................    5 years
    Leasehold improvements......................................................    Remaining lease term
    Motor vehicles..............................................................    5 years
    Network assets:
      Cable systems.............................................................    15 years
      PoPs......................................................................    7 years
      Transmission and other assets.............................................    5 years

     The estimated useful lives of network assets are determined based on the estimated period over which they will generate revenue.

     3.10 IMPAIRMENT OF LONG LIVED ASSETS

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

     3.11  GOODWILL

     With effect from January 1, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This has resulted in a change to our accounting policy for goodwill and, consequently, goodwill is no longer amortized.

     Goodwill, representing the excess of purchase price over the fair value of assets acquired and the liabilities assumed, is subject to a test for impairment on an annual basis and whenever indicators of impairment arise.

     Under the testing for impairment, the fair value of a reporting unit is estimated and compared with its carrying amount including goodwill. Reporting units are determined on the basis of the organizational structure of the Group. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the goodwill is compared to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss is recognized as an adjustment to net income equal to that excess.

     3.12  CASH AND CASH EQUIVALENTS

     The Group considers all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets approximate to fair value.

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     3.13 RESTRICTED CASH

     The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as long term restricted cash.

     3.14 DERIVATIVE FINANCIAL INSTRUMENTS

     The Group uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates, currencies and other market risks. The Group does not utilize derivative financial instruments for trading or other speculative purposes. The counter-parties to these instruments are major financial institutions with high credit quality. The Group is exposed to credit loss in the event of non-performance by these counter-parties.

     Effective January 1, 2001, the Group adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The following effects were recorded in the accompanying consolidated financial statements as a result of the adoption of SFAS No. 133:

     - The Group's interest rate collars were accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133 their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income.

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

     3.15  CAPITALIZED INTEREST AND FINANCING COSTS

     Interest costs on qualifying assets are capitalized and amortized over the useful life.

     Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings.

     3.16 TRANSLATION OF FOREIGN CURRENCIES

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

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

         3.17  STOCK OPTIONS

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

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 is not amortized. Upon adoption, all goodwill and indefinite lived intangible assets must be tested for impairment and a cumulative effect adjustment to net income recognized at that time. The Company adopted SFAS 142 on January 1, 2002 and this did not have a material impact on its results of operations, financial position or cash flows.

                                                                    MARCH 31,      MARCH 31,
(EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)          2002           2001
------------------------------------------------------------      -----------     -----------
Reported net loss...........................................      $  (74,060)     $  (39,522)
Add back: Goodwill amortization.............................                -             500
                                                                  -----------     -----------
Adjusted net loss...........................................      $  (74,060)     $  (39,022)
                                                                  -----------     -----------
Basic and diluted earnings per share
Reported net income.........................................       $   (0.55)      $   (0.29)
Goodwill amortization.......................................                -               -
                                                                  -----------     -----------
Adjusted net loss...........................................       $   (0.55)      $   (0.29)
                                                                  -----------     -----------

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

                          FLAG TELECOM HOLDINGS LIMITED
                          (in provisional liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

     The Company adopted SFAS 143 on January 1, 2002 and this did not have a material impact on its results of operations, financial position or cash flows.

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

     SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are generally to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002 and this did not have a material impact on its results of operations, financial position or cash flows.

5.   SEGMENT REPORTING

     On a segmental basis, FLAG Telecom has historically reported its results in its two primary operational areas: Capacity and Operations and Network Services. The decision to report under these two segments was made on the basis that each segment possessed different economic characteristics requiring different marketing strategies and they were managed and evaluated separately. The rationale for this historical basis has been subject to review and consequently from January 1, 2002, the Group will now report as just one segment. We made this determination on the basis that our sales and marketing functions are structured geographically, selling a full range of the products and services on our global network. The presentation of one segment is consistent with the financial information reported to the Group's executive officers for management purposes.

     Revenue analyzed by geographical location of customers is as follows:

                                                              MARCH 31,     MARCH 31,
     (EXPRESSED IN THOUSANDS OF DOLLARS)                        2002          2001
     -----------------------------------                      ---------     ---------
     Americas.......................................             22,018         5,704
     Europe.........................................             16,468        10,653
     Middle East....................................              8,582         4,745
     Asia...........................................             22,470         7,914
                                                              ---------     ---------
     Consolidated Revenue...........................             69,538        29,016
                                                              ---------     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD LOOKING STATEMENTS

     We have made forward-looking statements in this report, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, liquidity and capital resources, cash flows, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes", "expects", "anticipates", "intends", "plans", "estimates" and similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this report.

     You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Factors that could cause our future results to differ from those reflected in forward-looking statements include, but are not limited to the following:

          - our ability to file with the Court a plan of reorganization for the Group and obtain subsequent court approval which allows us to emerge from Chapter 11 with a deleveraged balance sheet and a strong operational base;
          - involuntary bankruptcy filings of certain other FLAG entities that do not have sufficient nexus in the US or the filings under Chapter 11 being challenged in foreign jurisdictions;
          - our ability to operate successfully under a reduced budget while we are in Chapter 11;
          - our ability to successfully implement the approved reorganization plan;
          - our ability to defend class action law suits brought against us and certain of our officers and directors;
          -    an inability to arrange alternate financing for FNAL;
          -    lack of liquidity;
          -    dependence on key personnel;
          -    problems being experienced by the telecom industry;
          - the insolvency and financial difficulties on the part of customers and suppliers;
          -    excess fiber capacity;
          - pricing pressures requiring the recognition of an asset impairment;
          - governmental investigations with respect to other industry participants;
          - changes arising from the recent focus on financial reporting principles;
          -    substantial over-capacity;
          -    customers demanding shorter-term arrangements;
          - customers canceling existing agreements and prospective customers determining not to enter into business arrangements currently forecast;
          - dependence on third parties for the critical last mile connection to customers;
          -    inability to complete projects underway;
          - the refusal of third parties to honor existing contracts or to enter into critical new "supply" agreements;
          -    failure to realize sufficient value from our systems;
          -    infrastructural investments and technologies becoming obsolete;
          - maintenance of cooperative relationships with landing partners and local operators;
          -    foreign regulation;
          -    possible international economic and political instability;
          -    exposure to foreign exchange rate risk;
          -    volatility of FLAG Telecom's common shares;
          -    the delisting of common shares from the Nasdaq National Market;
          -    changes in tax regulation; and
          -    limitations imposed by FLAG Telecom's Bye-laws.

     Many of these risks are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Annual Report") under the heading "Risk Factors". Please read those risk factors carefully. We cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can we predict what impact, if any, the occurrence of these or other events might have on our operations.

CRITICAL ACCOUNTING ESTIMATES

     We have not made any material changes to the critical accounting estimates described in our Annual Report.

RESULTS OF OPERATIONS

     QUARTER ENDED MARCH 31, 2002 COMPARED WITH THE QUARTER ENDED MARCH 31, 2001

     REVENUES

                                                                       MARCH 31,     MARCH 31,
        (EXPRESSED IN THOUSANDS OF DOLLARS)                              2002          2001
        -----------------------------------                            ---------     ---------
        Capacity....................................                      28,732         8,112
        Operations and maintenance..................                      16,115        12,303
        Network services............................                      24,691         8,601
                                                                       ---------     ---------
        Total.......................................                      69,538        29,016
                                                                       ---------     ---------

     Total revenue for the quarter ended March 31, 2002 increased 140% to $69.5 million as compared to $29.0 million for the quarter ended March 31, 2001. This increase is due to an increase in our network services business and the continued growth in capacity sales and activations on the FLAG Telecom network, particularly the FLAG Atlantic ("FA-1") and FLAG North Asian Loop ("FNAL") systems. Revenues are only recognized from the date that a system is ready for commercial service and are recognized in the income statement on a pro rata basis evenly over the life of the contract which generally tends to be for 15 years.

     Subsequent to March 31, 2001, we achieved a number of significant milestones in the construction of our global network bringing parts of our network into commercial service and thereby permitting the recognition of revenue from presales in the statement of operations which had previously been deferred. The southern leg of the FA-1 system entered into commercial service in May 2001 and the full loop was completed when the northern leg of the system entered into commercial service in June 2001. With both the full loop of the FA-1 system in commercial service, the full amount of the presale payments began to be recognized over the lifetime of the system from June 2001. In addition, revenues in relation to the agreed maintenance charges on the FA-1 cable system started to be recognized. The eastern leg of the FNAL system also entered into commercial service in June 2001. If we are able to arrange adequate financing, as the construction of the FNAL system progresses and more segments enter into commercial service, the amount of revenue that can be recognized in the income statement will increase. Prior to the quarter ended March 31, 2001, only the FEA cable system was in commercial service.

     Revenue recognized from the sale of capacity increased by 254% to $28.7 million for the quarter ended March 31, 2002, as compared to $8.1 million for the quarter ended March 31, 2001. The increase is due to the construction milestones achieved on our global network in 2001 which enabled us to start amortizing deferred revenue through the income statement over the life time of the system or over the life of the lease and services agreements. In the quarter ended March 31, 2001 there were only capacity sales relating to the FEA cable system.

     Revenue recognized from operations and maintenance increased by 30.9% to $16.1 million for the quarter ended March 31, 2002, as compared to $12.3 million for the quarter ended March 31, 2001. This increase resulted from construction milestones achieved on our global network which enabled us to start billing the agreed maintenance charges on the systems brought into commercial service.

     Revenue recognized from our network services business increased by 187% to $24.7 million for the quarter ended March 31, 2002, as compared to $8.6 million for the quarter ended March 31, 2001. The network services business consists of Managed Bandwidth Services, IP Services and co-location services. The increase reflects the growth in customers for the expanding range of products and services offered.

     OPERATING EXPENSES

                                                                       MARCH 31,     MARCH 31,
        (EXPRESSED IN THOUSANDS OF DOLLARS)                              2002          2001
        -----------------------------------                            ---------     ---------
        Network expenses............................                      23,435         7,710
        Operations and maintenance..................                      19,740         7,592
        Sales and marketing.........................                       3,755         3,255
        General and administrative..................                      19,343         9,253
        Depreciation and amortization...............                      45,366        20,437
                                                                       ---------     ---------
        Total.......................................                     111,639        48,247
                                                                       ---------     ---------

     During the quarter ended March 31, 2002, network expenses increased by 204% to $23.4 million, as compared to $7.7 million for the quarter ended March 31, 2001. These costs primarily relate to the utilization of third party capacity, including local backhaul costs, connection and access fees, restoration charges and other network procurement costs. This increase is primarily due to costs incurred to support the growth in network services' products and services and the growth of our network. Where possible, and as our global network is completed, we intend to migrate third party capacity onto our global network, thereby removing the need to incur costs purchasing capacity from third parties.

     During the quarter ended March 31, 2002, operations and maintenance costs increased by 159% to $19.7 million, as compared to $7.6 million for the quarter ended March 31, 2001. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overhead expenses directly associated with operations and maintenance activities. The increase in the quarter ended March 31, 2002 reflects the construction milestones achieved on our global network. Subsequent to March 31, 2001, as legs of the FA-1 and FNAL systems were entered into commercial service, we became liable for the contractual commitments under maintenance zone agreements and started to recognize the salaries and overhead expenses relating to the operations and maintenance of these systems in the income statement.

     During the quarter ended March 31, 2002, sales and marketing costs increased by 15% to $3.8 million, as compared to $3.3 million for the quarter ended March 31, 2001. Sales and marketing costs are comprised of all sales and marketing activities that are directly undertaken by the Group. This increase in costs is principally due to the higher personnel costs arising from the sales activity to support the Group's growing range of products.

     During the quarter ended March 31, 2002, general and administrative expenses increased by 108% to $19.3 million, as compared to $9.3 million for the quarter ended March 31, 2001. This is comprised principally of increased personnel and related costs and increased general overheads required to support the growth of our global network across Europe, the US and the Far East. In addition, in the quarter ended March 31, 2002, general and administrative expenses includes a charge of $6.5 million relating to an increase in the allowance for doubtful accounts receivable.

     For the quarter ended March 31, 2002, we recorded $45.4 million in respect of depreciation compared to $20.4 million for the quarter ended March 31, 2001. The depreciation and amortization charge for the quarter ended March 31, 2002 has increased as a result of the achievement of construction milestones on our global network during 2001. In 2001, as legs of the FA-1 and FNAL systems entered into commercial service, amounts held within construction in progress relating to these systems were transferred to property and equipment and subsequently depreciated. We depreciate property and equipment on a straight line basis over the estimated useful life of the asset, generally no more than 15 years.

     INTEREST EXPENSE, FOREIGN CURRENCY LOSS AND INTEREST INCOME

                                                                       MARCH 31,     MARCH 31,
        (EXPRESSED IN THOUSANDS OF DOLLARS)                              2002          2001
        -----------------------------------                            ---------     ---------
        Interest expense............................                     (40,087)      (31,042)
        Foreign currency gain / (loss)..............                       2,022        (6,951)
        Interest income.............................                       3,909        20,252

     Interest expense on borrowings for the quarter ended March 31, 2002 was $40.1 million compared to $31.0 million during the quarter ended March 31, 2001. The increase in interest and related expenses of $9.0 million is primarily due to the accelerated amortization of $8.2 million of capitalized financing fees following the repayment of debt relating to FEA and the termination of the FLAG Asia Limited credit facility.

     The foreign exchange gain of $2.0 million is comprised of a net loss of $0.4 million arising from the translation of Euro-denominated cash balances into U.S. dollars at the balance sheet exchange rate and a net gain of $2.4 million arising on foreign currency swaps.

     During the quarter ended March 31, 2002, we capitalized $2.8 million of interest as a component of construction in progress.

     Interest income of $3.9 million was earned during the quarter ended March 31, 2002, compared to $20.3 million earned during the quarter ended March 31, 2001. The interest income was earned on:

  - cash balances, short-term investments and restricted cash held by the collateral trustee for FLAG Limited's credit facility;
  -  the restricted cash balances in FLAG Atlantic Limited; and
  - the balance of the proceeds from the Company's initial public offering and high yield funds held by FLAG Telecom.

     PROVISION FOR TAXES

                                                                       MARCH 31,     MARCH 31,
        (EXPRESSED IN THOUSANDS OF DOLLARS)                              2002          2001
        -----------------------------------                            ---------     ---------
        Provision for income taxes..................                       2,197        (1,259)

     The provision for tax credits was $2.2 million for the quarter ended March 31, 2002 compared to a provision for tax charges of $1.3 million for the quarter ended March 31, 2001. The provision for income tax charges / credits consists of taxes payable / receivable relating to the income earned / losses incurred or activities performed by Group companies in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax.

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

     NET LOSS AND LOSS PER COMMON SHARE

     For the quarter ended March 31, 2002, we recorded a net loss of $74.1 million compared to a net loss of $39.5 million for the quarter ended March 31, 2001.

     Basic and diluted loss per common share was $0.55 for the quarter ended March 31, 2002 compared to basic and diluted loss per common share of $0.30 for the quarter ended March 31, 2001.

     FINANCIAL IMPACT OF RECIPROCAL TRANSACTIONS

     During the first quarter of 2002 and in prior financial years, we have entered into a number of transactions in which we provided capacity, services or facilities, by way of leases, ROUs or services agreements, to other telecommunications companies and service providers at approximately the same time that we leased or purchased capacity, services or facilities from these same companies or their affiliates.

     Sales made as part of reciprocal transactions totaled $1.0 million in the quarter ended March 31, 2002, and were recorded as deferred revenue in those amounts. GAAP revenues resulting from amortization of this deferred revenue totaled $22.0 million in the quarter ended March 31, 2002, representing 31.6% of total GAAP revenues for that period.

     Purchases made as part of reciprocal transactions entered into by us totaled $1.0 million in the quarter ended March 31, 2002, and were recorded as prepaid expenses and other assets. Amounts recognized as expense or depreciation from reciprocal transactions were $9.3 million in the quarter ended March 31, 2002.

                                                                                                  EXCLUDING
                                                                                 RECIPROCAL      RECIPROCAL
                                                                      TOTAL     TRANSACTIONS    TRANSACTIONS
                                                                     --------   -------------   ------------
                                                                           (NUMBERS IN $ MILLIONS)
     Changes in deferred revenue:
       Opening Balance as at January 1, 2002....................      1,410.0            261.2       1,148.8
       Additions in the period..................................        110.1              1.0         109.1
       Amounts amortized into GAAP revenues in 2002.............        (69.5)           (22.0)        (47.5)
       Other movements..........................................         (1.5)               -          (1.5)
                                                                     --------        ---------  ------------
     Closing balance as at March 31, 2002.......................      1,449.1            240.2       1,208.9
                                                                     --------        ---------  ------------

     Changes in other long term assets:
       Opening balance as at January 1, 2002....................        157.4            153.2           4.2
       Additions in the period..................................            -                -             -
       Other movements..........................................          2.2                -           2.2
                                                                     --------        ---------  ------------
     Closing balance as at March 31, 2002.......................        159.6            153.2           6.4
                                                                     --------        ---------  ------------

     In the period ended March 31, 2002, we have signed a sales contract and a purchase contract in respect of a reciprocal transaction. The transaction did not meet our accounting policy for the recognition of a reciprocal transaction and it has been accounted for on a carry-over basis.

     We are aware that one of our customers, Global Crossing, recently announced that it has filed for bankruptcy protection under Chapter 11. In the year ended December 31, 2001, we entered into three transactions with Global Crossing and its affiliates. For the quarter ended March 31, 2002, $12.2 million in GAAP revenues was in respect of transactions with Global Crossing and its affiliates. Cash was received in connection with these transactions in the year ended December 31, 2001 and the last receipt was in October 2001. As at March 31, 2002, Global Crossing and its affiliates did not owe any amounts to us. As at the same date, $20.5 million, included within "Prepaid expenses and other assets" represented the unamortized balance for payments for circuits activated on the networks of Global Crossing and its affiliates. These assets have already been paid for and are being accounted for as an expense over the 12 month term of the agreement. It is expected that this balance will be expensed in full during the year ending December 31, 2002. In addition, as at March 31, 2002, $32.5 million included within "Other long-term assets" represented capacity credits that have been purchased on the systems of Global Crossing and its affiliates. In light of the bankruptcy filing by Global Crossing, there is no guarantee that we will be able to realize the value of these assets and an impairment charge may be required.

     SUPPLEMENTAL INFORMATION

     In previous filings with the Securities and Exchange Commission (the "SEC"), we have reported certain "pro forma" information that we identified as EBITDA, Adjusted EBITDA, and cash revenues. We have reassessed the supplemental information that we have historically disclosed and determined that in this current filing and future SEC filings supplemental information will be limited to EBITDA.

     We compute EBITDA for each period by adding depreciation and amortization to operating income/(loss) and any impairment charge. We add any impairment charge to EBITDA for each period on the basis that impairment represents an acceleration of the depreciation charge. EBITDA is not computed in the same manner as operating loss, which is computed in accordance with U.S. GAAP. EBITDA for the quarter ended March 31, 2002 was $3.3 million, compared to $1.2 million for the quarter ended March 31, 2001.

     The following table reconciles U.S. GAAP operating loss to EBITDA for the quarters ended March 31, 2002 and 2001, respectively

                                                                       MARCH 31,     MARCH 31,
        (EXPRESSED IN THOUSANDS OF DOLLARS)                              2002          2001
        -----------------------------------                            ---------     ---------
        Operating loss..........................................         (42,101)      (19,231)
        Depreciation and amortization...........................          45,366        20,437
        Asset impairment charge.................................              --            --
                                                                       ---------     ---------
        EBITDA..................................................           3,265         1,206
                                                                       ---------     ---------

LIQUIDITY AND CAPITAL RESOURCES

     On April 11, 2002, Barclays Bank PLC ("Barclays"), as agent for FLAG Atlantic Limited's lending banks, accelerated FLAG Atlantic Limited's bank debt, which constituted a cross-default under FLAG Telecom's indenture for its outstanding senior notes. As a result of this acceleration and cross default, on April 12, 2002, FLAG Telecom and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Court.

     On April 19, 2002, FLAG Telecom and two of its Bermudan subsidiaries filed a parallel ancillary petition pursuant to Section 161 of the Bermuda Companies Act in order to commence proceedings in the Supreme Court of Bermuda for the winding up of the Company and the two subsidiaries, to create a stay of proceedings against the Company under Bermuda law, and to request the appointment of JPLs. The proceedings in Bermuda are designed to maintain the status quo of the Company and the two subsidiaries and to allow the proceedings under the Bankruptcy Code to proceed, subject to the supervision and agreement of the JPLs.

     On April 23, 2002, five additional subsidiaries of FLAG Telecom, including FLAG Asia Limited and FLAG Telecom Group Services Limited, filed for relief under Chapter 11 of the Bankruptcy Code with the Court. On April 29, 2002, FLAG Asia Limited filed a parallel ancillary petition in Bermuda pursuant to Section 161 of the Bermuda Companies Act.

     RESTRICTED CASH

     Orders entered by the Chapter 11 Court (the "Orders") impose restrictions on our ability to transfer cash from FLAG Telecom to the operating companies. All such transfers of cash are made pursuant to a monthly budget approved by the Company's creditors. In certain circumstances, and upon application, the Court may approve specific non-budgeted and extraordinary uses of cash for payment of obligations of the operating companies, or otherwise.

     As of March 31, 2002, we had $182 million of restricted cash. This amount is comprised of $82 million cash seized by FLAG Atlantic Limited's lending banks and $100 million cash held by FLAG Asia Limited's project finance banks. Barclays seized $82 million of cash in accounts of FLAG Atlantic Limited on April 11, 2002 at the same time that it accelerated FLAG Atlantic Limited's bank debt. Westdeutsche Landesbank Girozentrale ("WestLB"), the agent for our project financing for FNAL, is holding $100 million of cash that was originally intended to support the credit facility for FLAG Asia Limited. We believe that WestLB is improperly holding these funds and we are considering, among other actions, initiating proceedings against WestLB to have the funds released.

     In addition, since March 31, 2002, an additional $25 million of restricted cash has been created as a result of Barclays freezing $25 million of FLAG Telecom's cash deposited in a Barclays account in New York. The deposited cash was frozen in conjunction with the acceleration of FLAG Atlantic Limited's bank debt. We believe that Barclays is improperly holding these funds and we are considering, among other actions, initiating proceedings against Barclays to have the $25 million released.

     FURTHER DETAILS ON THE GROUP'S INDEBTEDNESS

     FLAG TELECOM

     On February 16, 2000 we sold 27,964,000 common shares at $24 per share in our initial public offering. We received $633.7 million in net proceeds from that offering.

     On March 17, 2000 we completed our sale of 11 5/8% Senior Notes due
2010 in the US and Europe, raising net proceeds of $576.6 million. We did not make the required interest payments, due March 30, 2002, on these outstanding senior notes. We do not have sufficient liquidity to pay these two series in full at this time. We elected not to make this interest payment in order to conserve our cash and to permit us to enter into discussions with the holders of our outstanding indebtedness to seek a consensual arrangement under which we would restructure our outstanding indebtedness. FLAG Telecom's Board of Directors has authorized the Company's management and advisors to negotiate with holders of these senior notes regarding a comprehensive financial restructuring. As a result of our decision not to pay interest on FLAG Telecom's senior notes, we have classified the senior notes as short-term debt.

     In connection with the acceleration of FLAG Atlantic Limited's bank debt, Barclays, as agent for FLAG Atlantic Limited's lending banks, froze $25 million of FLAG Telecom's cash deposited in a Barclays account in New York. We believe that Barclays is improperly holding these funds and we are considering, among other actions, initiating proceedings against Barclays to have the $25 million released.

     On December 20, 2000, we entered into a cross currency swap to manage the foreign exchange exposure of our Euro300 million 11 5/8% Senior Notes due 2010. Under the swap agreement we exchanged Euro300 million for $269.0 million and we would exchange back the $269.0 million for Euro300 million on June 20, 2002. However, on April 15, 2002, the cross currency swap was terminated by the counter-party.

     FLAG LIMITED

     As of March 28, 2002, we had paid all amounts owed to Barclays, the agent for FLAG Limited's lending banks, under FLAG Limited's credit agreement.

     FLAG Limited also has $430.0 million 8 1/4% Senior Notes outstanding at that date, repayable at par in 2008. We defaulted on these notes when we filed for Chapter 11 protection with the Court. We do not have sufficient liquidity to pay these notes in full at this time. FLAG Telecom's Board of Directors has authorized the Company's management and advisors to negotiate with holders of these senior notes regarding a comprehensive financial restructuring. As a result of our default on these senior notes, we have reclassified the senior notes from long-term debt to short-term debt.

      We have reviewed FLAG Limited's business in the light of deteriorating market conditions, the degree to which it is economic to upgrade the FEA system and the likelihood that FEA will generate sufficient cash to repay the Senior Notes. We have received third party supplier analysis that indicates that, with current technology, it is possible to extend the capacity of the FEA system beyond what we had previously believed to be possible. Based on current assumptions, the FEA system would be impaired if we do not invest in the upgrade necessary to achieve the additional potential capacity. We are continuing to assess the option to upgrade the FEA system and, at this stage, we do not consider it necessary to recognize an impairment charge on the FEA system. However, we will need to decide whether to upgrade the FEA system prior to December 31, 2002 and an impairment charge may be required at that time.

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

     FLAG ATLANTIC LIMITED

     FLAG Atlantic Limited had a $575.0 million construction/term loan facility. On December 6, 2001, the construction loan converted to a term loan of $286.0 million and the remaining commitments were cancelled. The loan has a term of 7.5 years and bears interest at LIBOR plus 300 basis points. As at March 31, 2002, the outstanding term loan was $253.0 million.

     FLAG Atlantic Limited's bank facility is secured by an assignment of all of FLAG Atlantic Limited's contracts, a security interest in its bank accounts and property and a pledge of all of the stock in FLAG Atlantic Limited.

     Notwithstanding an agreement reached with FLAG Atlantic Limited's lending banks, under which the banks agreed to forbear from exercising certain rights they may have through to April 30, 2002, FLAG Atlantic Limited's bank debt was accelerated by the lending banks on April 11, 2002 and those banks seized $82 million of cash in accounts of FLAG Atlantic Limited and applied that cash to repayment of their loans. As a result of these events, we have reclassified the FLAG Atlantic Limited term loan from long-term debt to short-term debt.

     In October 2001, FLAG Atlantic Limited entered into an interest rate swap for an initial notional amount of $260.0 million, reducing in increments to $99.0 million in the first quarter of 2005. Under the swap agreement, FLAG Atlantic Limited paid a fixed rate of 3.94% and the swap counter-party paid the floating rate based on LIBOR. The transaction commenced on December 31, 2001 and was due to terminate on March 31, 2005. However, on April 15, 2002, the interest rate swap was terminated by the counter-party.

     FLAG ASIA LIMITED

     WestLB cancelled its commitments for the project financing of FNAL and terminated the lending facility. At the date of the termination, FLAG Asia Limited had not utilized the WestLB facility. WestLB is holding $100 million of cash that was originally intended to support the credit facility for FLAG Asia Limited. We believe that WestLB is improperly holding these funds and we are considering, among other actions, initiating proceedings against WestLB to have the funds released.

     We are currently in negotiations with suppliers to obtain alternative financing for the FNAL cable system. On the basis that the FNAL cable system is not fully completed, we cannot determine at this stage if there is any impairment of the asset and, consequently, as at March 31, 2002 we have not recognized any impairment charge.

     CASH FLOWS

     Cash provided by operating activities was $20.9 million and that used in investing activities was $19.8 million, during the three months ended March 31, 2002.

     At March 31, 2002, total cash, excluding restricted cash, had decreased to $373.8 million from $424.2 million at December 31, 2001, primarily as a result of further payments on the construction of the FNAL cable system and repayment, of $88.5 million, of short-term debt.

     ASSETS

     Our primary asset is the current net book value of the FLAG Telecom network including construction in progress recorded in property and equipment totaling $2,353.2 million at March 31, 2002, compared to $2,306.4 million at December 31, 2001. The increase of $90.6 million (excluding depreciation and amortization charged in the quarter ended March 31, 2002 of $43.8 million) is primarily due to the ongoing construction of the FNAL cable system. The capitalized costs incurred in the construction of FLAG Telecom's cable systems that are under construction have been included in Construction in Progress.

     Our other property and equipment consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles totaling $15.2 million and $16.4 million as of March 31, 2002 and December 31, 2001, respectively.

     Goodwill of $0.9 million has been recognized in the quarter ended March 31, 2002. The goodwill arose on the acquisition of Seoul Telenet, Inc. The value of goodwill is based on a provisional estimate of the fair value of the assets and liabilities of the company at the date of acquisition.

     As of March 31, 2002, the Group had net current liabilities of $1,087.9 million compared to net current liabilities of $394.5 million, at December 31, 2001.

     ACCOUNTS RECEIVABLE

     The accounts receivable balance at March 31, 2002 of $151.9 million in comparison to $154.0 million at December 31, 2001. The balance at March 31, 2002 includes $8.6 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date in comparison to $20.6 million at December 31, 2001.

     The net allowance for doubtful accounts at March 31, 2002 was $10.6 million in comparison to $4.1 million at December 31, 2001.

     INFLATION

     In management's view, inflation in operating, maintenance and general and administrative costs will not have a material effect on our financial position over the long term.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RISK

     We are exposed to a degree of foreign currency risk in our international operations. The value of the liability of the Euro 300 million of 11 5/8% Senior Notes due 2010, as expressed in U.S. dollars on our Balance Sheet, is dependent on the U.S. dollar/Euro exchange rate at each balance sheet date. The change in this liability over a period is reflected in our Income Statement in accordance with US GAAP.

     We originally entered into a cross currency swap agreement to manage foreign exchange exposure arising from the Euro 300 million Senior Notes, which subsequent to March 31, 2002, was terminated by the counter-party.

     Other than our foreign exchange exposure arising from the Euro-denominated notes, we do not believe that we are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. Dollars. We invoice some network services products in local currencies. Some contracts with suppliers of services to our network services business are payable in currencies other than U.S. Dollars. Some vendor contracts for the provision to the FEA cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than U.S. Dollars. We enter into forward foreign currency contracts to hedge exposures that are considered material to our financial position.

     On January 1, 1999, 12 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is now also available for cash transactions. Until January 1, 2002, the existing sovereign currencies remained legal tender in these countries. On January 1, 2002, the Euro replaced the sovereign legal currencies of these countries. We have operations within the European Union including many of the countries that have adopted the Euro. We continue to evaluate the impact the Euro will have on our continuing business operations within the overall scope of managing currency risk. However, we do not expect the introduction of the Euro to have a material effect on our financial position or competitive position.

     DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 2002

                                                                                                  NOTIONAL
  TYPE OF                    PAYMENTS            MATURITY           RATE          RATE             AMOUNT           FAIR VALUE
  INSTRUMENT                    DUE                DATE           PAYABLE       RECEIVABLE       ($ MILLION)        ($ MILLION)
  ----------              -------------        -------------      --------      ----------       -----------        -----------
  Cross Currency
    Swap (1)............. Semi-annually        June 20, 2002        1.265%           Nil          $  268.98             (9.6)
                                                                                                  Euro300.0

(1) Terminated by the counter-party on April 15, 2002

INTEREST RATE RISK

      We are exposed to interest rate risk in our financing instruments. Our financing is provided by fixed rate senior notes and floating rate bank debt. We use derivative financial instruments for the purpose of reducing our exposure to fluctuations in interest rates. However, subsequent to March 31, 2002 our derivative financial instruments have been terminated. We do not utilize derivative financial instruments for trading or other speculative purposes.

     SENIOR NOTES AS OF MARCH 31, 2002

                                                                                CURRENCY      CURRENCY
                                                                              AND PRINCIPAL   AND FAIR
TYPE OF                       PRINCIPAL       ORIGINAL                           AMOUNT         VALUE
INSTRUMENT                  PAYMENTS DUE  MATURITY DATE(1)    INTEREST RATE     (MILLION)     (MILLION)     FLAG OPTION TO REDEEM
----------                  ------------  ----------------    -------------   -------------   ---------     ---------------------
FLAG Telecom Holdings
  Limited 11 5/8% Senior
  Notes...................  Semi-annually  March 2010        Fixed 11 5/8%    $     300.0  $       48  Any time after March 2005
FLAG Telecom Holdings
  Limited 11 5/8% Senior
  Notes...................  Semi-annually  March 2010        Fixed 11 5/8%    Euro  300.0  Euro    48  Any time after March 2005
FLAG Limited 8 1/4% Senior
  Notes...................  Semi-annually  January 2008       Fixed 8 1/4%    $     430.0  $     90.3  Any time after January 2003

     DEBT AS OF MARCH 31, 2002

                                                                                       PRINCIPAL                 FLAG
TYPE OF                       PRINCIPAL      ORIGINAL                                    AMOUNT     FAIR VALUE   OPTION
INSTRUMENT                   PAYMENTS DUE  MATURITY DATE(1)  INTEREST RATE           ($ MILLION)   ($ MILLION)   TO REDEEM
----------                   ------------  ----------------  -------------           -----------   -----------   ---------
FLAG Atlantic Limited                                      Floating LIBOR + 125 to
  credit facility.........  Quarterly      April 2007      300 basis points               253.0         253.0   At any time

(1) As of March 31, 2002 the Senior Notes and bank debt have been classified as short-term debt.

     INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 2002

                                            ORIGINAL                                     NOTIONAL
TYPE OF                       PAYMENTS      MATURITY         RATE            RATE         AMOUNT        FAIR VALUE
INSTRUMENT                      DUE           DATE         PAYABLE        RECEIVABLE    ($ MILLION)    ($ MILLION)
----------                    --------      --------       -------        ----------    -----------    -----------
FLAG Atlantic Limited
     LIBOR Swap (1).......    Quarterly    March 2005             3.94%          Nil          260.0           (1.9)
FLAG Limited
     LIBOR Collar.........    Quarterly    April 2002    Floor at 5.85%     Cap at 8%          20.0            0.2
FLAG Asia Limited
     LIBOR Swap (2).......    Quarterly    Sept 2005               3.9%          Nil           89.2           (0.9)

(1) Terminated by the counter-party on April 10, 2002
(2) Terminated by FLAG Asia Limited on April 4, 2002

     The three-month LIBOR rate at March 31, 2002 was 2.03%.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On or about April 2, 2002, a purported class-action complaint was filed by Gildardo Michel-Garcia against the Company, three of its current senior officers, and one of its former senior officers, in the United States
District Court for the Southern District of New York (the "Michel-Garcia action"). The complaint, which asks that the plaintiff be appointed to represent a proposed class of all persons who purchased shares of the Company's stock between March 23, 2001 and February 13, 2002, alleges (a) that the Company engaged in reciprocal transactions with other industry participants which were not reported or disclosed in accordance with Generally Accepted Accounting Principles and which had the effect of materially inflating the Company's reported results; (b) that as a result of this alleged improper accounting treatment, it was not possible for the Company's foreseeable future earnings to be as strong as allegedly represented; and (c) that alleged assertions that the Company was still experiencing growth despite the downturn in the telecommunications market were false and misleading. The complaint purports to assert claims against the Company and the individual defendants under section 10(b) of the Securities Exchange Act of 1934, and against the individual defendants under section 20(a) of the same statute. The complaint does not specify the amount of damages sought. Since the filing of the Michel-Garcia action, four additional complaints have been filed, all of which are virtually identical to the complaint in the Michel-Garcia action. The filing of Chapter 11, however, operates as an automatic stay of all litigation against the Company.

     On or about May 1, 2002, another plaintiff, Peter T. Loftin, filed a complaint against certain past and present officers and directors of the Company, Salomon Smith Barney, Inc. and Verizon Communications, Inc., in the United States District Court for the Southern District of New York (the
"Loftin action"). The Company is not named as a defendant in this action. The Loftin action is brought as a purported class action suit, and asks that plaintiff be appointed to represent a proposed class of persons who purchased shares of the Company's stock between February 16, 2000 and February 13, 2002. The allegations of the Loftin action include allegations identical to those of the Michel-Garcia action described above and the Loftin action also asserts that the prospectus issued in connection with the Company's February 16, 2000 initial public offering was false and misleading because it failed to disclose, among other things, that it was unlikely that the Company could attract enough customers to enable it to recover the cost of financing the FA-1 cable system and that existing trans-Atlantic cable lines had a glut of unused capacity. The complaint asserts claims against the defendants under various sections of both the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought.

     FLAG Atlantic Limited and FLAG Atlantic USA Limited are currently defendants in litigation filed by PSINet, Inc. and its related affiliates and subsidiaries ("PSINet"). In December 2001, PSINet initiated Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court in the Southern District of New York. Pursuant to those proceedings, on December 31, 2001, PSINet commenced litigation against FLAG Atlantic Limited and FLAG Atlantic USA Limited to recover an alleged preference payment under 11 U.S.C. Sections 547, 550 of the United States Bankruptcy Code. Prior to PSINet filing for bankruptcy, FLAG Atlantic Limited and FLAG Atlantic USA Limited entered into a Capacity Right of Use Agreement with three affiliated PSINet entities. After PSINet defaulted on payments due on that agreement, on March 20, 2001, the parties entered into an Amended Capacity Right of Use Agreement, amended the capacity, amended the term and PSINet paid FLAG Atlantic Limited and FLAG Atlantic USA Limited $23.8 million. PSINet claims that this payment may be avoided as a preference because it was made within 90 days of PSINet's bankruptcy, was on account of a prior debt and allowed us, as a creditor of PSINet, to recover more than we would if the payment had not occurred and we instead filed a claim in PSINet's bankruptcy. PSINet alleges that it is entitled to recover the amount of the payment, together with interest. We have filed an answer to the complaint in which we denied the allegations of the complaint and asserted several affirmative defenses. Because of our own bankruptcy proceedings, PSINet's action is now stayed. To the extent PSINet pursues a claim in our bankruptcy, we intend to vigorously defend and assert various defenses to the preference claim.

     We are involved in a dispute with two former employees, Messrs. Reda and Jalil, which centers on the lawfulness of the termination of their employment contracts and the sums payable in that termination. The most significant dispute between the parties is as to the ex-employees' entitlement to stock options or damages in lieu. Although Messrs. Reda and Jalil have not made clear what damages they are claiming, we believe that the amount that they would claim for wrongful termination would between them approximate to $3,000,000 and $4,000,000, plus interest. We are unable to estimate the amount they would claim with respect to their allegation that they were entitled to stock options. The Court of Appeal of Bermuda ruled on this issue in our favor. Messrs. Reda and Jalil have subsequently appealed to the Privy Council in the United Kingdom and the hearing took place on April 16-18, 2002. Judgement has not yet been received. We remain of the opinion that we have good grounds for believing that the ruling of the Court of Appeal of Bermuda is unlikely to be varied by the Privy Council.

     We have received a third-party subpoena from the SEC seeking documents in connection with the SEC's investigation of Global Crossing. To date, we have cooperated fully with the SEC's request for such documents and we intend to continue to cooperate in the future. In addition, the SEC has indicated that it wishes to take deposition testimony from certain Company officers and employees in connection with the same investigation, but to date no subpoenas have been received for such testimony.

     We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, with the exception of the disputes described above, the litigation in which we are currently involved, individually and in the aggregate, is not material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     FLAG Telecom has $300 million 11 5/8% Senior Notes and Euro 300 million
11 5/8% Senior Notes outstanding. We defaulted on these notes when we failed to make the required interest payments, due March 30, 2002.

     FLAG Limited has $430.0 million 8 1/4% Senior Notes outstanding. We defaulted on these notes when we filed for Chapter 11 protection with the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following Exhibits are filed as part of this Report on Form 10-Q as required by Regulation S-K.

 EXHIBIT                                  DESCRIPTION
 NUMBER

  10.1 Addendum to the Contract of Employment, dated April 9, 2002, among Andres Bande, FLAG Telecom Holdings Limited and FLAG Limited

  10.2 Addendum to the Contract of Employment, dated April 10, 2002, between Edward McCormack and FLAG Telecom Holdings Limited

  10.3 Addendum to the Contract of Employment, dated April 10, 2002, between C.J. van Ophem and FLAG Telecom Limited

  10.4 Addendum to the Contract of Employment, dated April 10, 2002, between Michel Cayouette and FLAG Telecom Limited

  10.5 Addendum to the Contract of Employment, dated April 10, 2002, between Adnan Othman Omar and FLAG Telecom Holdings Limited

(b)  REPORTS ON FORM 8-K.

     We filed the following Form 8-K Current Reports during the period from January 1 through March 31, 2002:

    January 15, 2002                 Incorporating press release announcing the appointment of Andy Evans as the Company's
                                     Chief Technology Officer.
    January 25, 2002                 Incorporating press releases announcing the appointment of Adnan Omar as President of
                                     FLAG Telecom Development Services Company LLC; and the appointment of Osama Jamjoom to the Company's Board of Directors.
    January 31, 2002                 Incorporation press release announcing that the Company's Q4 and full year 2001 financial results to be announced on 13 February 2002.
    February 14, 2002                Incorporating press release announcing the Company's Q4 and full year 2001 financial results.
    March 11, 2002                   Incorporating press release announcing the retention of Company's strategic and financial advisors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2002.

                                 FLAG TELECOM HOLDINGS LIMITED
                                 By:
                                                       /s/ MICHEL CAYOUETTE
                                                       --------------------
                                                         Michel Cayouette
                                                     CHIEF FINANCIAL OFFICER
                                 By:
                                                        /s/ KEES VAN OPHEM
                                                        ------------------
                                                          Kees van Ophem
                                                   GENERAL COUNSEL AND SECRETARY