Form 10-Q
period 2002-09-30
FLAG TELECOM GROUP LTD
filed 2003-07-03
CIK 1102752

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO.: 000-29207

                            ------------------------

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
             (Exact name of registrant as specified in its charter)

                                    BERMUDA
         (State or Other Jurisdiction of Incorporation or Organization)

                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                         (Address of registered office)

                                +1 441 296 0909
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes / /       No /X/

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes / /       No /X/

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes /X/       No / /

    134,139,046 common shares (par value $.0006 per share) of FLAG Telecom Holdings Limited, the predecessor of FLAG Telecom Group Limited, were outstanding as of September 30, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                                   FORM 10-Q
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I    FINANCIAL INFORMATION.......................................      1
ITEM 1:   FINANCIAL STATEMENTS........................................      1
  1.A     Consolidated Balance Sheets as of September 30, 2002 and
          December 31, 2001...........................................      1
  1.B     Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2002 and 2001...........      3
  1.C     Consolidated Statements of Comprehensive Loss for the three
          months and nine months ended September 30, 2002 and 2001....      4
  1.D     Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001...........................      5
  1.E     Notes to Consolidated Financial Statements..................      7
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     30
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..     42
ITEM 4:   CONTROLS AND PROCEDURES.....................................     43

PART II   OTHER INFORMATION...........................................     45
ITEM 1:   LEGAL PROCEEDINGS...........................................     45
ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS...................     46
ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.............................     47
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     47
ITEM 5:   OTHER INFORMATION...........................................     48
ITEM 6:   EXHIBITS AND REPORTS FILED ON FORM 8-K......................     48

SIGNATURES............................................................    S-1

CERTIFICATIONS........................................................    C-1

                                     PART I
                             FINANCIAL INFORMATION

1.A   ITEM 1. FINANCIAL STATEMENTS.

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                          CONSOLIDATED BALANCE SHEETS
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)      RESTATED
                                                                               SEE NOTE 2
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $  261,893      $  417,396
  Accounts receivable, net of allowance for doubtful
    accounts of $9,407 (2001--$5,099).......................       74,805         148,919
  Interest rate collars.....................................           --              57
  Prepaid expenses and other assets.........................       49,764          42,616
                                                               ----------      ----------
  Total current assets......................................   $  386,462      $  608,988

  Restricted cash...........................................      217,835         326,109
  Capitalized financing costs, net of accumulated
    amortization of $8,543 (2001)...........................           --          27,872

  Construction in progress..................................           --         294,881
  Other long term assets, net...............................       38,828          27,590
  Property and equipment, net...............................    1,770,223       1,979,241
                                                               ----------      ----------
  Total assets..............................................   $2,413,348      $3,264,681
                                                               ==========      ==========
PRE PETITION LIABILITIES SUBJECT TO COMPROMISE:
Current liabilities:
  Accrued construction costs................................   $   43,547              --
  Accounts payable..........................................       61,053              --
  Accrued liabilities.......................................       40,453              --
  Short-term debt...........................................    1,193,832              --
                                                               ----------      ----------
                                                               $1,338,885              --
PRE PETITION LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
  Accrued construction costs................................           --      $   52,084
  Accounts payable..........................................           --         113,720
  Accrued liabilities.......................................           --          99,354
  Cross currency swaps......................................           --           7,226
  Short-term debt...........................................           --         556,078
  Deferred revenue..........................................           --         119,562
  Income taxes payable......................................       10,368          13,686
                                                               ----------      ----------
                                                               $   10,368      $  961,710
PRE PETITION LIABILITIES NOT SUBJECT TO COMPROMISE:
Non current liabilities:
  Deferred revenue and other................................   $1,303,314      $1,183,932
  Long-term debt............................................       82,751         767,953
  Deferred taxes............................................          660           2,901
                                                               ----------      ----------
                                                               $1,386,725      $1,954,786
POST PETITION LIABILITIES:
Current liabilities:
  Accrued construction costs................................   $    6,683              --
  Accounts payable..........................................       54,558              --
  Accrued liabilities.......................................       42,097              --
                                                               ----------      ----------
                                                               $  103,338              --
                                                               ----------      ----------
  Total liabilities.........................................   $2,839,316      $2,916,496
                                                               ==========      ==========

  Minority interest.........................................        2,851           2,851

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)      RESTATED
                                                                               SEE NOTE 2
SHAREHOLDERS' EQUITY:
  Common stock, $.0006 par value, 300,000,000 authorized and
    134,139,046 (2001--134,139,046) outstanding.............   $       80      $       80
  Additional paid-in capital................................    1,113,455       1,113,455
  Accumulated other comprehensive income....................       18,489           5,254
  Accumulated deficit.......................................   (1,560,843)       (773,455)
                                                               ----------      ----------
  Total shareholders' equity (deficit)......................     (428,819)        345,334
                                                               ----------      ----------
  Total liabilities and shareholders' equity................   $2,413,348      $3,264,681
                                                               ==========      ==========

These consolidated financial statements contain information relating to FLAG Telecom Holdings Limited, a Bermuda corporation and its subsidiaries (collectively, "Predecessor"), and have been prepared by the management of FLAG Telecom Group Limited, a Bermuda corporation and the successor entity of Predecessor (together with its subsidiaries, "Successor"). On October 9, 2002 (the "Effective Date"), Predecessor transferred substantially all of its assets, at fair value, to Successor, as a result of transactions contemplated by a Plan of Reorganization (the "Plan") of Predecessor and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code and related Bermuda Schemes of Arrangement. Liabilities subject to compromise of $1.4 billion were retained by Predecessor and, as a result, Predecessor is now insolvent and being liquidated. The financial information of Predecessor does not reflect the effects of the application of fresh start accounting, which is available to Successor as of the Effective Date and which will be reflected in Successor's subsequent filings. Readers should therefore review this material with caution. See Notes 1 and 2 for further information.

   The accompanying notes are an integral part of these financial statements.

1.B

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ---------------------------   ---------------------------
                                                                  2002           2001           2002           2001
                                                              ------------   ------------   ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                                               RESTATED                      RESTATED
                                                                              SEE NOTE 2                    SEE NOTE 2
REVENUES:
  Capacity revenue, net of discounts........................  $     26,532   $     23,304   $     83,514   $     44,184
  Operations and maintenance revenue........................        13,401         16,674         49,870         43,228
  Network services revenue..................................        16,486          9,310         39,644         27,282
                                                              ------------   ------------   ------------   ------------
                                                                    56,419         49,288        173,028        114,694
EXPENSES:
  Operations and maintenance cost (including non-cash stock
    compensation expense of $0, $0, $0, $255)...............        10,444         16,415         54,770         35,296
  Network expenses..........................................        13,161         15,843         39,741         28,254
  Sales, general and administrative (including non-cash
    stock compensation expense of $0, $0, $0, $789).........        17,201         19,366         55,291         49,664
  Bad debt expense..........................................         7,311             --         15,565             --
  Restructuring costs.......................................         1,893             --          1,893             --
  Asset impairment..........................................            --         28,169        552,900         28,169
  Depreciation..............................................        39,125         39,113        123,407         87,099
  Amortization..............................................            --            515             --          1,524
                                                              ------------   ------------   ------------   ------------
                                                                    89,135        119,421        843,567        230,006
OPERATING LOSS BEFORE REORGANIZATION ITEMS..................       (32,716)       (70,133)      (670,539)      (115,312)
REORGANIZATION ITEMS........................................       (24,286)            --        (57,362)            --
OPERATING LOSS..............................................       (57,002)       (70,133)      (727,901)      (115,312)
INTEREST EXPENSE............................................        (1,359)       (26,576)       (42,279)       (80,023)
FOREIGN CURRENCY GAIN/(LOSS)................................         3,051          2,828        (25,036)        (7,277)
INTEREST INCOME.............................................           241          7,506          4,041         38,707
                                                              ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES....................................       (55,069)       (86,375)      (791,175)      (163,905)
PROVISION FOR INCOME TAXES..................................         3,502         (2,575)         3,787         (5,575)
                                                              ------------   ------------   ------------   ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF SFAS
  No. 133...................................................       (51,567)       (88,950)      (787,388)      (169,480)
CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 133...............            --             --             --         (1,291)
                                                              ------------   ------------   ------------   ------------
NET LOSS....................................................  $    (51,567)  $    (88,950)  $   (787,388)  $   (170,771)
                                                              ------------   ------------   ------------   ------------

Basic and diluted net loss per common share before
  cumulative effect of adoption of SFAS No. 133.............  $      (0.38)  $      (0.66)  $      (5.87)  $      (1.26)
Cumulative effect of adoption of SFAS No. 133...............  $         --   $         --   $         --   $      (0.01)
                                                              ------------   ------------   ------------   ------------
Basic and diluted net loss per share........................  $      (0.38)  $      (0.66)  $      (5.87)  $      (1.27)
                                                              ============   ============   ============   ============
Weighted average common shares outstanding..................   134,139,046    134,132,484    134,139,046    134,116,942
                                                              ============   ============   ============   ============

Per share and share information--see Note 9

These consolidated financial statements contain information relating to Predecessor, and have been prepared by the management of Successor. On the Effective Date, the Predecessor transferred substantially all of its assets, at fair value, to Successor, as a result of transactions contemplated by the Plan. Predecessor is now insolvent and being liquidated. The financial information of Predecessor does not reflect the effects of the application of fresh start accounting, which is available to Successor as of the Effective Date and which will be reflected in Successor's subsequent filings. Readers should therefore review this material with caution. See Notes 1 and 2 for further information.

   The accompanying notes are an integral part of these financial statements.

1.C

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                      2002          2001          2002          2001
                                                   -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                  RESTATED                    RESTATED
                                                                 SEE NOTE 2                  SEE NOTE 2
NET LOSS.........................................    $(51,567)     $(88,950)    $(787,388)    $(170,771)
Foreign currency translation.....................      (3,476)       14,062        14,338         7,445
Loss on derivatives--effect of adoption of
  SFAS No. 133...................................          --            --            --          (526)
Loss on derivatives--change in fair value........          --          (170)          (57)         (682)
                                                     --------      --------     ---------     ---------
COMPREHENSIVE LOSS...............................    $(55,043)     $(75,058)    $(773,107)    $(164,534)
                                                     ========      ========     =========     =========

These consolidated financial statements contain information relating to Predecessor, and have been prepared by the management of Successor. On the Effective Date, Predecessor transferred substantially all of its assets, at fair value, to Successor, as a result of transactions contemplated by the Plan. The Predecessor is now insolvent and being liquidated. The financial information of Predecessor does not reflect the effects of the application of fresh start accounting, which is available to Successor as of the Effective Date and which will be reflected in Successor's subsequent filings. Readers should therefore review this material with caution. See Notes 1 and 2 for further information.

   The accompanying notes are an integral part of these financial statements.

1.D

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                          NINE MONTHS ENDED
                                                              -----------------------------------------
                                                              SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                              -------------------   -------------------
                                                                  (UNAUDITED)           (UNAUDITED)
                                                                                         RESTATED
                                                                                        SEE NOTE 2
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before reorganization items......................       $(730,026)            $(170,771)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Cumulative effect of adoption of SFAS No.133............              --                 1,291
    Amortization of financing costs.........................           9,387                 2,076
    Provision for doubtful accounts.........................          15,565                    --
  Senior debt discount......................................           1,200                 1,327
  Non-cash stock compensation...............................              --                 1,044
  Depreciation and amortization.............................         123,407               116,792
  Non-cash impairment of long-lived fixed assets............         552,900                    --
  Loss on disposal of property and equipment................              51                    --
  Deferred taxes............................................          (2,242)                 (289)
    Add/(deduct) net changes in assets and liabilities:
      Accounts receivable...................................          19,091               (30,936)
      Prepaid expenses and other assets.....................         (17,477)               75,700
      Accounts payable and accrued liabilities..............           5,871                13,706
      Income taxes payable..................................          (3,318)                4,573
      Deferred revenue and other............................            (180)              445,012
                                                                   ---------             ---------
      Net cash provided by operating activities before
        reorganization activities...........................         (25,771)              459,525
                                                                   ---------             ---------
      Cash paid for reorganization items....................          (8,762)                   --
                                                                   ---------             ---------
      Net cash (used in)/provided by operating activities...         (34,533)              459,525
                                                                   ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of foreign exchange swap.......................          (6,530)                   --
  Financing costs refunded..................................              --                (1,883)
  Proceeds from long-term debt..............................              --                38,000
  Repayment of long-term debt...............................         (88,501)              (24,500)
  Capital contributions--options exercised..................              --                   495
                                                                   ---------             ---------
  Net cash (used in)/provided by financing activities.......         (95,031)               12,112
                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash...............................         108,283               202,442
  Cash paid for construction................................        (158,611)             (690,952)
  Proceeds from disposal of property and equipment..........              94                    --
  Investment in property and equipment......................          (3,237)             (393,421)
                                                                   ---------             ---------
  Net cash used in investing activities.....................         (53,471)             (881,931)
                                                                   ---------             ---------

NET DECREASE IN CASH........................................        (183,035)             (410,294)
  Effect of foreign currency movements......................          27,532                (1,143)
CASH, beginning of period...................................         417,396               915,684
                                                                   ---------             ---------
CASH, end of period.........................................       $ 261,893             $ 504,247
                                                                   ---------             ---------

SUPPLEMENTAL INFORMATION ON INVESTING ACTIVITIES:
  Increase in construction in progress......................       $ 156,757             $ 842,930
  Increase/(Decrease) in accrued construction costs.........           1,854              (151,978)
                                                                   ---------             ---------
  Cash paid for construction in progress....................       $ 158,611             $ 690,952
                                                                   =========             =========

                                                                          NINE MONTHS ENDED
                                                              -----------------------------------------
                                                              SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                              -------------------   -------------------
                                                                  (UNAUDITED)           (UNAUDITED)
                                                                                         RESTATED
                                                                                        SEE NOTE 2
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest expense for period...............................       $  42,279             $  80,023
  Amortization of financing costs...........................         (10,587)               (3,403)
  Interest transferred to liabilities subject to
    compromise..............................................         (40,452)                   --
  (Decrease)/Increase in accrued interest payable...........          31,579                (8,263)
                                                                   ---------             ---------
  Interest paid.............................................       $  22,819             $  68,357
                                                                   =========             =========
  Interest capitalized......................................       $   2,165             $  15,121
                                                                   =========             =========
  Taxes paid................................................       $   1,750             $   1,043
                                                                   =========             =========

These consolidated financial statements contain information relating to Predecessor, which have been prepared by the management of Successor. On the Effective Date, Predecessor transferred substantially all of its assets, at fair value, to Successor, as a result of transactions contemplated by the Plan. Predecessor is now insolvent and being liquidated. The financial information of Predecessor does not reflect the effects of the application of fresh start accounting, which is available to Successor as of the Effective Date and which will be reflected in Successor's subsequent filings. Readers should therefore review this material with caution. See Notes 1 and 2 for further information.

   The accompanying notes are an integral part of these financial statements.

          1.E  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    1.  RECENT EVENTS; BACKGROUND AND ORGANIZATION

    On April 12, 2002, Predecessor and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Predecessor continued to operate its business and manage its property subject to the Bankruptcy Court's supervision and orders until the Plan was confirmed on September 26, 2002 and became effective on October 9, 2002. As a companion to the Plan, a Scheme of Arrangement was proposed for each of Predecessor and FLAG Limited (the "Schemes"). The Schemes were submitted to the Bermuda Court on August 7, 2002 and became effective on October 9, 2002.

    Upon consummation of the transactions contemplated by the Plan, the common shares of the Successor became registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as provided by Rule 12g-3 under the Exchange Act. For purposes of Rule 12g-3, Successor is the successor issuer to the Predecessor.

    Successor's authorized capital stock consists of 3,000,000 common shares and no preferred shares. As of the Effective Date, there were 2,000,000 common shares issued and outstanding. Successor has reserved 222,222 common shares to be issued pursuant to its 2002 Stock Incentive Plan. The holders of common shares (the "Shareholders") are entitled to one vote for each share held on record on all matters submitted to a vote of shareholders. The Shareholders are entitled to receive ratably such dividends as may be declared by our Board of Directors (the "Board") out of the funds legally available for payment of dividends. However, Successor does not presently anticipate that dividends will be paid on the common shares in the foreseeable future. Furthermore, payment of dividends is restricted by the terms of an indenture between Successor and The Bank of New York ("BONY"), as indenture trustee, dated October 9, 2002. In the event of a liquidation, dissolution or winding up of the Company, the Shareholders will be entitled to share ratably in all assets remaining after payment of liabilities. The Shareholders have no preemptive, subscription, redemption or conversion rights. All of the outstanding common shares are validly issued, fully paid and non-assessable.

    As of the Effective Date, Successor ceased to be a "foreign private issuer" within the meaning of Rule 3b-4 promulgated under the Exchange Act and is filing periodic reports under the Exchange Act as a domestic registrant.

    Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

    1.  Holders of Predecessor's 11 5/8% Senior Dollar Notes due 2010 and
       11 5/8% Senior Euro Notes due 2010 received, in the aggregate,
       (i) $245 million in cash, less certain fees and expenses, (ii) notes in the original principal amount of $45 million, bearing simple interest between 6.67% and 8% over a three year period of maturity, with a call right by Successor during the first 18 months after the Effective Date at $30 million, and (iii) 100,000 shares of the issued and outstanding common shares of Successor, par value $1.00 per share (approximately 5%);

    2. Holders of FLAG Limited's 8 1/4% Notes due 2008 received 1,255,800 common shares of Successor (approximately 63%);

    3. Bank lenders under a credit facility previously extended to FLAG Atlantic Limited received 525,000 common shares (approximately 26%) and were permitted to retain $82 million they seized just prior to the filing of chapter 11 proceedings on April 12, 2002;

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    4. Certain significant trade creditors amended agreements with Predecessor and received other consideration, including, among other things, promissory notes, common shares and cash, as further detailed in the Plan;

    5. Trade creditors of Predecessor and its affiliates, other than trade creditors of FLAG Atlantic Holdings Limited and its debtor subsidiaries, received a negotiated amount, reinstatement of their claims or payment in full in the sum of $6.1 million; and

    6. Trade creditors of FLAG Atlantic Holdings Limited and those of its subsidiaries that are debtors in the chapter 11 cases received pro rata rights to recoveries attributable to avoidance actions belonging to the entity against which such trade creditors hold their claims.

    As set forth in the Plan, equity holders of Predecessor did not receive any consideration.

    By orders of the Supreme Court of Bermuda on October 11, 2002, the joint provisional liquidators of FLAG Limited and FLAG Asia Limited were discharged and leave was granted to withdraw the petitions for the winding up of these two entities. On the same day, the powers of the joint provisional liquidators of Predecessor and FLAG Atlantic Limited were extended, thereby extinguishing any residual power of the board and management of these entities. In addition, on October 11, 2002, a petition was filed seeking a winding up order in respect of FLAG Atlantic Holdings Limited, and an order appointing joint provisional liquidators of that company was granted.

    On November 15, 2002, a winding up order was made in respect of Predecessor, FLAG Atlantic Holdings Limited and FLAG Atlantic Limited by the Bermuda Court. Pursuant to this order, the appointments of Mr. Richard Heis and Ms. Chris Laverty, both of KPMG LLP in England and Mr. Robert D. Steinhoff of KPMG in Bermuda, as Joint Provisional Liquidators of these entities, were continued. As a result, Predecessor, FLAG Atlantic Holdings Limited and FLAG Atlantic Limited are now in liquidation under Bermuda law.

    2.  BASIS OF PRESENTATION

    These consolidated financial statements contain information relating to Predecessor, and have been prepared by management of Successor. On the Effective Date, Predecessor transferred substantially all of its assets, and certain liabilities, at fair value, to Successor, as a result of transactions contemplated by the Plan. The Predecessor is now insolvent and being liquidated. The financial information of Predecessor does not reflect the effects of the application of fresh start accounting, which is available to Successor as of the Effective Date and which will be reflected in Successor's subsequent filings. Readers should therefore review this material with caution.

    These consolidated financial statements have been prepared on the basis of the third quarter financial statements of Predecessor when Predecessor was still involved in chapter 11 proceedings and, accordingly, have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that have resulted due to Predecessor not continuing as a going concern. The accompanying unaudited consolidated financial statements are expressed in U.S. Dollars ("Dollars") and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation 8-X. Accordingly they do not include all of the information required by U.S. GAAP for complete financial statements.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 and 2001, the balance sheet as of September 30, 2002, and the cash flows for the three and nine months ended September 30, 2002 and 2001.

    Our comparative financial statements have been restated. The restatements related to guidance issued by the SEC relating to accounting for reciprocal transactions, adjustments for other revenue recognition matters to comply with SAB 101, and other adjustments arising from a re-audit of our 2000 and 2001 financial statements. Certain other reclassifications and audit adjustments have been made. These are more fully explained in Note 4.

    The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Predecessor's accompanying unaudited consolidated financial statements should be read in conjunction with Predecessor's audited consolidated financial statements for the year ended December 31, 2001.

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

        Basis of Consolidation

        The financial statements consolidate the financial statements of Predecessor after eliminating inter-company transactions and balances and recording minority interests. Investments in which Predecessor has an investment of 20%-50% or investments in which Predecessor can assert significant influence, but does not control, are accounted for under the equity method. However, the Company has a 49% interest in Seoul Telenet Inc which is accounted for under the principles of consolidation. The Company consolidates Seoul Telenet Inc as it exercises control over the operations despite having an investment of 49%. At September 30, 2002, there were no equity method investments remaining.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The most critical estimates include accounts receivable reserves, impairment charges, useful lives of fixed assets, asset retirement obligations and performance obligations under long term contracts. Actual amounts and results could differ from those estimates.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    3.1  REVENUE RECOGNITION

    CAPACITY

    Capacity contracts are accounted for as leases. Capacity contracts that do not qualify for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. Predecessor has recorded only operating leases for capacity transactions for the periods presented.

    Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue.

    In exchange for construction costs incurred, Predecessor granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity from Successor at a future date under signed capacity credit agreements. Amounts received under these agreements and the capacity credits granted to suppliers are recorded at fair value as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets.

    RECIPROCAL TRANSACTIONS FOR CAPACITY

    Historically, in accordance with U.S. GAAP, amounts invoiced as part of reciprocal transactions for capacity were recorded at fair value as deferred revenue. Predecessor amortized deferred revenue on a straight-line basis as earned over the term of the relevant agreement. During the periods presented, Predecessor was not a party to any reciprocal transaction for capacity that would require it to recognize revenues up-front.

    Predecessor and Successor (collectively, the "Company", "FLAG Telecom", "we" or "us") adopted the guidance issued by the AICPA--SEC Regulations committee on August 2, 2002 (the "AICPA Guidance"), applied this retrospectively and restated the comparative period financial statements. The adoption of the AICPA Guidance resulted in a change to our accounting policy for reciprocal transactions for capacity and, consequently, they are no longer capitalized. See Note 4.

    OPERATIONS AND MAINTENANCE

    Standby maintenance charges are invoiced separately from capacity sales. Revenues relating to standby maintenance are recognized over the period in which the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance applicable to future periods.

    NETWORK REVENUES

    Network revenues are revenues derived from the lease of managed bandwidth services and Internet Protocol ("IP") services. Revenue associated with leased capacity is recognized as operating lease revenue unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, we did not record any sales-type leases.

    3.2  DIRECT COSTS RELATED TO REVENUE

    CAPACITY

    Costs of the system relating to capacity contracts accounted for as operating leases are recorded in property and equipment and are depreciated over the remaining economic life of the network.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    RECIPROCAL TRANSACTIONS FOR CAPACITY

    Historically, we recorded capacity acquired as part of reciprocal transactions for capacity either as property and equipment, prepaid expenses and other assets or other long-term assets, depending upon when we anticipated that they would be brought into service, and were charged as network expenses or depreciated on a straight-line basis over the shorter of 15 years or the term of the purchase agreement.

    As discussed in Note 4, we adopted the AICPA Guidance issued on August 2, 2002, applied this retrospectively and restated the comparative period financial statements.

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

    3.3  COMMISSIONS

    Third party commissions are capitalized and amortized over the period of the recognition of the related capacity revenue. Internal sales commissions are expensed as incurred.

    3.4  ADVERTISING COSTS

    Advertising costs are expensed as incurred. Such costs are included in sales, general and administrative expenses in the accompanying consolidated statements of operations.

    3.5  PENSIONS

    All eligible employees of FLAG are covered by a non-contributory defined contribution pension plan.

    3.6  INCOME TAXES

    Income taxes are accounted for under the liability method. Deferred taxes are determined based on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. A deferred tax liability or asset is recorded using the enacted tax rates expected to apply to taxable income in the period in which the deferred tax liability or asset is expected to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. Future tax benefits attributable to these differences, if any, are recognizable to the extent that realization of such benefits is more likely than not. Valuation allowance is applied to deferred tax assets in order to recognize them at fair value at the balance sheet date.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    3.7  NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period.

    3.8  CONSTRUCTION IN PROGRESS

    Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing right licenses, interest costs, program management costs for the route surveys, indirect costs associated with cable systems and points of presence ("PoPs"), long-term capacity lease purchases, and other costs incurred in the development of our global network. Construction in progress is transferred to property and equipment when placed into service.

    3.9  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is taken on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment....................................  3 years
Fixtures and fittings.................................  5 years
Leasehold improvements................................  Remaining lease term
Motor vehicles........................................  5 years
Network assets........................................  15 years

    3.10  IMPAIRMENT OF LONG LIVED ASSETS

    On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." We periodically review events and changes in circumstances to determine whether the recoverability of the carrying value of long-lived assets should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the fair value and the carrying value of long-lived assets would be recognized by us.

    Under the testing for impairment, estimates of future cash flows are used to test the recoverability of a long-lived asset, and are based on the existing service potential of the asset. These estimates exclude cash flows associated with future capital expenditures that would increase the service potential of the long-lived asset.

    3.11  CASH AND CASH EQUIVALENTS

    We consider all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets are approximate to fair value.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    3.12  RESTRICTED CASH

    We designate funds held by collateral trustees, in escrow on deposit or legally designated for specific projects or commitments by bank agreements, as restricted cash.

    3.13  DERIVATIVE FINANCIAL INSTRUMENTS

    Prior to the commencement of its chapter 11 proceedings, Predecessor had been using derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates, currencies and other market risks. Predecessor did not utilize derivative financial instruments for trading or other speculative purposes. The counter-parties to these instruments are major financial institutions with high credit quality. Predecessor was exposed to credit loss in the event of non-performance by these counter-parties.

    FLAG records all derivative instruments on the balance sheet at fair value. Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings and the cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

    FLAG designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

    Effective as of January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. The following effects were recorded in the accompanying consolidated financial statements as a result of the adoption of SFAS No. 133:

    - Our interest rate collars were accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133, their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income.

    - Our cross currency swap held at January 1, 2001 was not designated as an accounting hedge; consequently, upon the adoption of SFAS No. 133, the swap was recorded in the balance sheet at fair value, and our underlying economically hedged Euro-denominated debt was recorded at current foreign currency rates. The resulting adjustment of $1,291 was recorded as the cumulative effect of adoption of SFAS No.133.

    3.14  CAPITALIZED INTEREST AND FINANCING COSTS

    Interest costs on qualifying assets are capitalized and amortized over the asset's useful life.

    Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    3.15  TRANSLATION OF FOREIGN CURRENCIES

    Transactions in foreign currencies are translated into Dollars at the rate of exchange at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at period-end are translated into Dollars at the rate of exchange at that date. Foreign exchange gains or losses are reflected in the accompanying statements of operations.

    The statements of operations of overseas subsidiaries are translated into Dollars at average exchange rates and the period-end net investments in these companies are translated at period-end exchange rates. Exchange differences arising from retranslation at period-end exchange rates of the opening net investments and results for the period are charged or credited directly to the cumulative translation adjustment in shareholders' equity.

    3.16  STOCK OPTIONS

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), we account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognize compensation expense for stock option grants to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date under fixed plan awards. The compensation expense is charged ratably over the vesting period of the options.

    3.17  CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Group to a concentration of credit risk are accounts receivable. The Group performs ongoing credit evaluations of its larger customers' financial condition. Geographical risk is mitigated by the fact that revenues are not concentrated in one part of the world. FLAG is exposed to credit-related losses in the event of non-performance by counter parties to financial instruments but does not expect any counter parties to fail to meet their obligations. FLAG deals only with highly rated counter parties.

    3.18  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    FLAG maintains an allowance for doubtful accounts. Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established an allowance for doubtful accounts based on historical industry experience with potential uncollectable receivables and our expectations as to payments. This allowance could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers.

    3.19  REPAIRS AND MAINTENANCE COSTS

    Expenditures for repairs, replacement and maintenance are expensed as incurred. Such costs include routine maintenance and repair work to office buildings and equipment.

    3.20  RECLASSIFICATIONS

    In addition to the restatements discussed in Note 4, certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    4.  RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    The Company has recorded certain restatement adjustments to its previously issued 2001 financials. The effects of the adjustments are as follows:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS AT DECEMBER 31, 2001

                                                      AS REPORTED    RESTATEMENT     RESTATED
                                                      ------------   ------------   -----------
                                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Current assets......................................   $  644,436     $ (35,448)    $  608,988
Non-current assets..................................    2,832,230      (176,537)     2,655,693
                                                       ----------     ---------     ----------
Total assets........................................    3,476,666      (211,985)     3,264,681
                                                       ==========     =========     ==========

Current liabilities.................................    1,038,941       (77,231)       961,710
Non-current liabilities.............................    2,007,805       (50,168)     1,957,637
Shareholders equity.................................      429,920       (84,586)       345,334
                                                       ----------     ---------     ----------

Total liabilities and equity........................   $3,476,666     $(211,985)    $3,264,681
                                                       ==========     =========     ==========

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                                       AS REPORTED    RESTATEMENT     RESTATED
                                                       ------------   ------------   -----------
                                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues.............................................    $ 55,599       $(6,311)       $ 49,288
Operating expenses...................................      78,334         1,974          80,308
Depreciation.........................................      39,254          (141)         39,113

Operating loss.......................................     (61,989)       (8,144)        (70,133)
                                                         --------       -------        --------
Net loss.............................................    $(80,895)      $(8,055)       ($88,950)
                                                         ========       =======        ========
Net loss per share...................................    $  (0.60)      $ (0.06)       $  (0.66)
                                                         ========       =======        ========

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                       AS REPORTED    RESTATEMENT     RESTATED
                                                       ------------   ------------   -----------
                                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues.............................................   $ 120,734       $ (6,040)     $ 114,694
Operating expenses...................................     139,454          3,453        142,907
Depreciation.........................................      85,928          1,171         87,099

Operating loss.......................................    (104,648)       (10,664)      (115,312)
                                                        ---------       --------      ---------
Net loss.............................................   $(160,312)      $(10,459)     $(170,771)
                                                        =========       ========      =========
Net loss per share...................................   $   (1.20)      $  (0.07)     $   (1.27)
                                                        =========       ========      =========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    RECIPROCAL TRANSACTIONS REVERSALS

    We have entered into transactions in which we provide capacity, services or facilities, by way of leases, ROUs or service agreements to other telecommunications companies and service providers at approximately the same time that we lease or purchase capacity from the same companies or their affiliates. We call these transactions "reciprocal transactions".

    Historically, we treated reciprocal transactions as if they were non-monetary transactions in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-monetary Transactions" ("APB No. 29"). In order to determine whether our reciprocal transactions should be accounted for as revenue and a capital expenditure at fair value as deferred revenue and deferred costs, in accordance with APB No. 29, we assessed whether:

    - the reciprocal transaction was an "exchange of similar productive assets" as defined in APB No. 29. We do not hold products or property for sale in the ordinary course of business so an "exchange" would be the exchange of a productive asset not held for sale in the ordinary course of business for a similar productive asset or an equivalent interest in the same or similar productive asset; and

    - the fair values of the assets exchanged were determinable within reasonable limits.

    Our reciprocal transactions fall into three categories: services for services, operating leases for operating leases and operating leases for capital leases. Under the terms of both service contracts and operating leases, we did not exchange an interest in a productive asset but provide a service to, and receive a service from, our customers. Consequently these transactions were recorded at fair value as deferred revenue on a straight-line basis over the term of the relevant agreement. We also considered that operating leases and capital leases were dissimilar in nature and consequently were not exchanges of similar productive assets within the definition of APB No. 29.

    We determined fair value by reference to recent cash transactions or quotes from third parties for equivalent capacity or services.

    In August 2002, the staff of the Securities and Exchange Commission (the "SEC") indicated that the SEC staff had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets, irrespective of whether the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is characterized as an asset on the balance sheet. This conclusion requires that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Predecessor's accounting for these transactions, which resulted in Predecessor recognizing revenue, had been consistent with guidance for these types of transactions. The SEC indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

    AUDIT ADJUSTMENTS

    ADJUSTMENTS TO OPENING RETAINED EARNINGS

    The accounting for sales of capacity has evolved over the last few years as the interpretation and application of certain pronouncements by the SEC and accounting standard setting bodies have been

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

clarified. To take account of these developments and to be consistent with current industry practice, the accounting for certain sales transactions has been re-stated as follows:

    - A contract signed in September 1998 but related to a customer commitment in an earlier period was treated as a sales type lease because the customer had a fixed period to commit to draw down the capacity and to start paying maintenance charges for certain specifically identified capacity on our network, otherwise the customer would lose the capacity with no refund. On re-evaluation of the contract the Company has accounted for these capacity sales as operating leases as and when drawn down.

    - A contract, which was signed in September 1999, was treated as a sales type lease contract because the customer had committed to the purchase in an earlier period and some capacity had been activated prior to June 1999. On re-evaluation of the contract and taking account of the criteria stated in FIN 43 and SFAS 66 for the "transfer of title" for capacity contracts entered into after June 1999, the Company has accounted for the contract as an operating lease.

    - The Company had entered into a contract in August 1998, which involved the sale of capacity and the customer having a "rent free" period from paying standby operations and maintenance charges. The entire contract was treated as a sales type lease contract and the Company set up a provision for costs to be incurred during the free maintenance period. Subsequently the Company also recognised capacity credits as revenues in 2001. On re-evaluation of the terms and components of the contract adjustments have been made to revenues in 1998, 1999, 2000 and 2001.

    - The impact of the above adjustments has been an increase in revenues of $2.9 million in the nine months ended 30 September 2001 due to this restatement.

    OTHER ADJUSTMENTS TO 2000 AND 2001

    - The items listed above also impacted the revenues for the year 2000 and 2001.

    - The Company also adjusted the revenues for the year 2000 and 2001, upon further analysis of the deliveries of capacity to customers, in compliance with the current revenue recognition policy.

    - In December 2001, the Company accrued for an upgrade on the FA-1 system, which was committed to be purchased. Upon further analysis by management, the accruals and related assets have been reversed to reflect the fact that the work had not been undertaken by the supplier in 2001.

    - The Company had identified additional fixed assets for which depreciation had to be charged in 2001.

    - Adjustments to cash and expense accounts to reflect payments made to suppliers but not posted to the accounts payable ledger in 2001. Upon further analysis, the Company identified certain accruals at December 2001, which were not required and were therefore reversed.

    - Correction of book keeping and accounting errors

    The total impact of all adjustments in the three months and nine months to September 30 2002 is to decrease previously reported net income in the three months and nine months to September 30, 2001 by $8.1 million and $10.5 million, respectively.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    5.1 AICPA--SEC REGULATIONS COMMITTEE NOTIFICATION OF SEC POSITION ON IRU CAPACITY SWAPS

    The SEC guidance provides that all reciprocal transactions consisting of the exchange of leases should be evaluated within paragraph 21 of APB No. 29. That is, if a reciprocal transaction involves leases that transfer the right to use similar productive assets, the exchange should be treated as the exchange of similar productive assets, irrespective of whether the "outbound" lease is classified as a sales-type lease, direct financing lease or operating lease and irrespective of whether the "inbound" lease is classified as a capital lease or an operating lease. This conclusion is based on the thought that the right to use an asset, i.e., a lease, is in fact an asset and not a service contract, irrespective of whether such asset is recognized in a company's balance sheet and requires that capacity swaps involving the exchange of leases be recognized based on the carrying value of the assets exchanged, rather than at fair value. Exchanges involving sufficient boot (i.e. cash) should still be treated as part monetary and part non-monetary as per EITF 01-2 (EITF 86-29).

    We have adopted the SEC guidance, have applied it retrospectively and restated the comparative period financial statements with the sole purpose of reflecting this change.

    5.2 STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS--SFAS 143

    In June 2001, FASB issued Statement of Financial Accounting Standards
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) the initial measurement of the liability, (3) the allocation of asset retirement cost to expense, (4) the subsequent measurement of the liability and (5) financial statement disclosures.

    SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset. The company must measure changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount is recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early application encouraged.

    We adopted SFAS 143 on October 9, 2002 in accordance with the principles of SOP 90-7. The Company recorded an asset retirement obligation of $4.7 million and a cumulative effect of change in accounting principle of $1.9 million.

    5.3 STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS--SFAS 144

    In August 2001, FASB issued SFAS 144. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). While SFAS 144 supersedes portions of APB Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

and Infrequently Occurring Events and Transactions", it retains the discontinued operations presentation and broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

    In addition, SFAS 144 requires that the estimates of future cash flows used to test the recoverability of a long-lived asset, shall be based on the existing service potential of the asset. Those estimates should therefore exclude cash flows associated with future capital expenditure that would increase the service potential of the long-lived asset. Our historic accounting policy on impairment was consistent with SFAS 121, which allowed estimates of future cash flows to take into account the cash flows arising from planned future capital expenditures.

    We adopted SFAS 144 on January 1, 2002. Adoption of SFAS 144 and the subsequent review of future cash flows based on current service potential in the light of the current depressed telecommunications market conditions has resulted in an impairment of the FLAG Europe-Asia ("FEA") cable system of $327.9 million and an impairment of the FLAG North Asian Loop ("FNAL") cable system of $225.0 million in the second quarter of 2002.

    5.4 STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13 AND TECHNICAL CORRECTIONS--SFAS 145

    In April 2002, FASB issued Statement of Financial Accounting Standards
No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections".

    This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

    SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS 145 on October 9, 2002 as required under SOP 90-7. This adoption did not have a material impact on our results of operations, financial position or cash flows.

    5.5 STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES--SFAS 146

    In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities."

    This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." For purposes of this Statement, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination in paragraph 8 of this Statement are met. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement's initial application.

    The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

    We adopted the provisions of SFAS 146 as required under SOP 90-7 upon emergence from bankruptcy. The impact is that costs of restructuring plans will be recognized when incurred.

    6.  LIABILITIES SUBJECT TO COMPROMISE

    Liabilities subject to compromise consist of the following:

Accrued construction costs..................................  $   43,547
Accounts payable............................................      61,053
Accrued liabilities.........................................      40,453
Short-term debt.............................................   1,193,832
                                                              ----------
Total.......................................................  $1,338,885
                                                              ==========

    7. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ENTITIES IN REORGANIZATION AND ENTITIES NOT IN REORGANIZATION

    The following condensed consolidated financial statements of the Company as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 have been provided pursuant to SOP 90-7. Predecessor, FLAG Limited, FLAG Pacific USA Limited, FLAG Telecom Group Services Limited, FLAG Telecom Limited, FLAG Telecom USA Limited, FLAG Asia Limited, FLAG Atlantic Holdings Limited, FLAG Atlantic Limited and FLAG Atlantic USA Limited are included in "Entities in Reorganization". All other wholly owned direct and indirect subsidiaries of Predecessor are included in "Entities Not in Reorganization".

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                     BALANCE SHEET AS AT SEPTEMBER 30, 2002

                                             ENTITIES IN     ENTITIES NOT IN   CONSOLIDATION
                                            REORGANIZATION   REORGANIZATION     ADJUSTMENTS     REPORTED
                                            --------------   ---------------   -------------   -----------
ASSETS:
CURRENT ASSETS:
  Cash....................................   $   241,121        $   20,772      $        --    $   261,893
  Accounts receivable.....................        50,060            24,745               --         74,805
  Inter-company receivables...............       920,675                --         (920,675)            --
  Prepaid expenses and other assets.......        29,700            20,064               --         49,764
                                             -----------        ----------      -----------    -----------
TOTAL CURRENT ASSETS......................     1,241,556            65,581         (920,675)       386,462

  Investments in subsidiaries.............       788,468           257,680       (1,046,148)            --
  Restricted cash.........................       215,553             2,282               --        217,835
  Long term assets........................        17,509            21,319               --         38,828
  Property and equipment..................     1,518,206           399,001         (146,984)     1,770,223
                                             -----------        ----------      -----------    -----------
TOTAL ASSETS..............................     3,781,292           745,863       (2,113,807)     2,413,348
                                             ===========        ==========      ===========    ===========
LIABILITIES SUBJECT TO COMPROMISE
  Accrued construction costs..............        43,547                --               --         43,547
  Accounts payable........................        30,631            30,422               --         61,053
  Accrued liabilities.....................        40,453                --               --         40,453
  Short term debt.........................     1,193,832                --               --      1,193,832
                                             -----------        ----------      -----------    -----------
                                               1,308,463            30,422               --      1,338,885

PREPETITION LIABILITIES NOT SUBJECT TO
  COMPROMISE
  Income tax payable......................         9,744               624               --         10,368
  Inter-company payables..................            --           920,765         (920,765)            --

PREPETITION LIABILITIES NOT SUBJECT TO
  COMPROMISE
  Deferred revenue........................     1,219,431           228,750         (144,867)     1,303,314
  Long term debt..........................        82,751                --               --         82,751
  Deferred taxes..........................           648                12               --            660

POST PETITION LIABILITIES
  Accrued construction costs..............        11,683            (5,000)              --          6,683
  Accounts payable........................           150            54,408               --         54,558
  Accrued liabilities.....................        46,017            (3,920)              --         42,097
  Minority interest.......................            --             2,851               --          2,851
                                             -----------        ----------      -----------    -----------
TOTAL LIABILITIES.........................     2,678,887         1,228,912       (1,065,632)     2,842,167
                                             -----------        ----------      -----------    -----------

  Common Stock............................           180               309             (409)            80
  Additional paid in capital..............     2,202,794             2,267       (1,091,606)     1,113,455
  Other comprehensive income..............           249            18,240               --         18,489
  Accumulated deficit.....................    (1,100,818)         (503,865)          43,840     (1,560,843)
                                             -----------        ----------      -----------    -----------
TOTAL SHAREHOLDERS' EQUITY................     1,102,405          (483,049)      (1,048,175)      (428,819)
                                             -----------        ----------      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..................................   $ 3,781,292        $  745,863      $(2,113,807)   $ 2,413,348
                                             ===========        ==========      ===========    ===========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                     BALANCE SHEET AS AT DECEMBER 31, 2001

                                             ENTITIES IN     ENTITIES NOT IN   CONSOLIDATION
                                            REORGANIZATION   REORGANIZATION     ADJUSTMENTS     REPORTED
                                            --------------   ---------------   -------------   ----------
ASSETS:
CURRENT ASSETS:
  Cash....................................    $  395,381       $    22,015      $        --    $  417,396
  Accounts receivable.....................        98,696            50,223                        148,919
  Intercompany receivables................       775,875                --         (775,875)           --
  Interest rate collars...................            57                --               --            57
  Prepaid expenses and other assets.......        24,187            18,429               --        42,616
                                              ----------       -----------      -----------    ----------
TOTAL CURRENT ASSETS......................     1,294,196            90,667         (775,875)      608,988

  Investments.............................       787,513           228,401       (1,015,914)           --
  Restricted cash.........................       326,109                --               --       326,109
  Capitalized interest....................        27,872                --               --        27,872
  Construction in progress................       280,529            14,352               --       294,881
  Long term assets........................         3,521            24,069               --        27,590
  Property and equipment..................     1,774,501           283,039          (78,299)    1,979,241
                                              ----------       -----------      -----------    ----------
TOTAL ASSETS..............................     4,494,241           640,528       (1,870,088)    3,264,681
                                              ==========       ===========      ===========    ==========
CURRENT LIABILITIES
  Accrued construction costs..............        44,621             7,463               --        52,084
  Accounts payable........................        79,631            34,089               --       113,720
  Accrued liabilities.....................        60,443            38,911               --        99,354
  Inter-company payables..................            --           775,875         (775,875)           --
  Cross currency swaps....................         7,226                --               --         7,226
  Deferred revenue........................        59,774            59,788               --       119,562
  Income taxes payable....................         6,332             7,354               --        13,686
  Short term debt.........................       556,078                --               --       556,078
                                              ----------       -----------      -----------    ----------
                                                 814,105           923,480         (775,875)      961,710

NON CURRENT LIABILTIES
  Deferred revenue........................     1,176,225            86,006          (78,299)    1,183,932
  Long term debt..........................       767,953                --               --       767,953
  Deferred taxes..........................         1,665             1,236               --         2,901
                                              ----------       -----------      -----------    ----------
TOTAL LIABILITIES.........................     2,759,948         1,010,722         (854,174)    2,916,496
                                              ----------       -----------      -----------    ----------
  Minority interest.......................            --             2,851               --         2,851

SHAREHOLDERS' EQUITY
  Common Stock............................           180               309             (409)           80
  Additional paid in capital..............     2,172,793                 2       (1,059,340)    1,113,455
  Other comprehensive income..............           482             4,772               --         5,254
  Accumulated deficit.....................      (439,162)         (378,128)          43,835      (773,455)
                                              ----------       -----------      -----------    ----------
TOTAL SHAREHOLDERS' EQUITY................     1,734,293          (373,045)      (1,015,914)      345,334
                                              ----------       -----------      -----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..................................    $4,494,241       $   640,528      $(1,870,088)   $3,264,681
                                              ==========       ===========      ===========    ==========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

 CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                              ENTITIES IN     ENTITIES NOT IN   CONSOLIDATION
                                             REORGANIZATION   REORGANIZATION     ADJUSTMENTS    REPORTED
                                             --------------   ---------------   -------------   ---------
REVENUES:..................................    $ 176,928         $  78,874        $(82,774)     $ 173,028
EXPENSES:
Operations and maintenance cost............       28,446            31,529          (5,205)        54,770
Network expenses...........................       15,250            64,812         (40,321)        39,741
Sales, general and administrative
  expense..................................       56,085            16,944          (2,173)        70,856
Restructuring costs........................        2,463               926          (1,496)         1,893
Asset impairment...........................      521,772            31,128              --        552,900
Depreciation and amortization..............       98,435            58,551         (33,579)       123,407
                                               ---------         ---------        --------      ---------
                                                 722,451           203,890         (82,774)       843,567

OPERATING LOSS BEFORE REORGANIZATION
  ITEMS....................................     (545,523)         (125,016)             --       (670,539)
Reorganization items.......................      (57,362)               --              --        (57,362)
                                               ---------         ---------        --------      ---------
OPERATING LOSS.............................     (602,885)         (125,016)             --       (727,901)

Interest expense...........................      (42,279)               --              --        (42,279)
Foreign exchange loss......................      (24,829)             (207)             --        (25,036)
Interest income............................        4,041                --              --          4,041
                                               ---------         ---------        --------      ---------
LOSS BEFORE TAXES..........................     (665,952)         (125,223)             --       (791,175)
Taxes......................................        4,296              (509)             --          3,787
                                               ---------         ---------        --------      ---------
NET LOSS...................................    $(661,656)        $(125,732)       $     --      $(787,388)
                                               =========         =========        ========      =========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS TO SEPTEMBER 30, 2001

                                              ENTITIES IN     ENTITIES NOT IN   CONSOLIDATION
                                             REORGANIZATION   REORGANIZATION     ADJUSTMENTS    REPORTED
                                             --------------   ---------------   -------------   ---------
REVENUES:..................................     $151,405         $  24,857        $(61,568)     $ 114,694

EXPENSES:
Operations and maintenance cost............       12,381            24,715          (1,800)        35,296
Network expenses...........................           --            38,455         (10,201)        28,254
Sales, general and administrative
  expense..................................       81,103            13,560         (44,999)        49,664
Asset impairment...........................           --            28,169              --         28,169
Depreciation...............................       77,822             9,257              20         87,099
Amortization...............................        1,524                --              --          1,524
                                                --------         ---------        --------      ---------
                                                 172,830           114,156         (56,980)       230,006

OPERATING LOSS.............................      (21,425)          (89,299)         (4,588)      (115,312)
Interest expense...........................      (75,528)           (8,164)          3,669        (80,023)
Foreign exchange loss......................       (7,277)               --              --         (7,277)
Interest income............................       34,395               510           3,802         38,707
                                                --------         ---------        --------      ---------
LOSS BEFORE TAXES..........................      (69,835)          (96,953)          2,883       (163,905)
Taxes......................................       (2,272)             (420)         (2,883)        (5,575)
                                                --------         ---------        --------      ---------
LOSS BEFORE ADOPTION SFAS 133..............      (72,107)          (97,373)             --       (169,480)
ADOPTION SFAS 133..........................       (1,291)               --              --         (1,291)
                                                --------         ---------        --------      ---------
NET LOSS...................................     $(73,398)        $ (97,373)       $     --      $(170,771)
                                                ========         =========        ========      =========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS TO SEPTEMBER 30, 2002

                                               ENTITIES IN     ENTITIES NOT IN   CONSOLIDATION
                                              REORGANIZATION   REORGANIZATION     ADJUSTMENTS    REPORTED
                                              --------------   ---------------   -------------   --------
REVENUES:...................................     $ 59,480          $ 18,638        $(21,699)     $ 56,419

EXPENSES:
Operations and maintenance cost.............        8,075             8,825          (6,456)       10,444
Network expenses............................       (1,000)           10,322           3,839        13,161
Sales, general and administrative expense...       22,603             7,679          (5,770)       24,512
Restructuring costs.........................        2,463               926          (1,496)        1,893
Depreciation................................       23,243            27,698         (11,816)       39,125
                                                 --------          --------        --------      --------
                                                   55,384            55,450         (21,699)       89,135

OPERATING PROFIT/(LOSS) BEFORE
  REORGANIZATION ITEMS......................        4,096           (36,812)             --       (32,716)
Reorganization items........................      (24,045)               --              --       (24,045)

OPERATING LOSS..............................      (19,949)          (36,812)             --       (56,761)
Interest expense............................       (1,393)               34              --        (1,359)
Foreign exchange gain/(loss)................        3,258              (207)             --         3,051
                                                 --------          --------        --------      --------
LOSS BEFORE TAXES...........................      (18,084)          (36,985)             --       (55,069)
Taxes.......................................        3,972              (470)             --         3,502
                                                 --------          --------        --------      --------
NET LOSS....................................     $(14,112)         $(37,455)       $     --      $(51,567)
                                                 ========          ========        ========      ========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS TO SEPTEMBER 30, 2001

                                             ENTITIES IN     ENTITIES NOT IN   CONSOLIDATION
                                            REORGANIZATION   REORGANIZATION     ADJUSTMENTS    REPORTED
                                            --------------   ---------------   -------------   --------
REVENUES:.................................     $ 61,982          $  6,280        $(18,974)     $ 49,288

EXPENSES:
Operations and maintenance cost...........        6,981             9,609            (175)       16,415
Network expenses..........................           --            19,262          (3,419)       15,843
Sales, general and administrative
  expense.................................       28,366              (756)         (8,244)       19,366
Restructuring costs.......................           --                --              --            --
Asset impairment..........................           --            28,169              --        28,169
Depreciation..............................       34,257             5,860          (1,004)       39,113
Amortization..............................          515                --              --           515
                                               --------          --------        --------      --------
                                                 70,119            62,144         (12,842)      119,421

OPERATING LOSS BEFORE REORGANIZATION
  ITEMS...................................       (8,137)          (55,864)         (6,132)      (70,133)
Reorganization items......................           --                --              --            --

OPERATING LOSS............................       (8,137)          (55,864)         (6,132)      (70,133)
Interest expense..........................      (23,625)           (8,164)          5,213       (26,576)
Foreign exchange gain.....................        2,828                --              --         2,828
Interest income...........................        3,531               173           3,802         7,506
                                               --------          --------        --------      --------
LOSS BEFORE TAXES.........................      (25,403)          (63,855)          2,883       (86,375)
Taxes.....................................          509              (201)         (2,883)       (2,575)
                                               --------          --------        --------      --------
LOSS BEFORE ADOPTION SFAS 133.............      (24,894)          (64,056)             --       (88,950)
ADOPTION SFAS 133.........................           --                --              --            --
                                               --------          --------        --------      --------
NET LOSS..................................     $(24,894)         $(64,056)       $     --      $(88,950)
                                               ========          ========        ========      ========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

      STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION   REORGANIZATION    ADJUSTMENTS   REPORTED
                                                    --------------   ---------------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before reorganization items............     $(604,294)       $(125,732)      $      --    $(730,026)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Amortization of financing costs...............         9,387               --              --        9,387
    Provision for doubtful accounts...............        13,497            2,068              --       15,565
    Senior debt discount..........................         1,200               --              --        1,200
    Depreciation and amortization.................        98,435           58,551         (33,579)     123,407
    Non-cash asset impairment.....................       521,772           31,128              --      552,900
    Loss on disposal of property and equipment....            --               51              --           51
    Deferred taxes................................        (1,017)          (1,225)             --       (2,242)
    Add/(deduct) net changes in assets and
      liabilities:
      Accounts receivable.........................        (4,319)          23,410              --       19,091
      Due from affiliates.........................      (147,877)              --         147,877           --
      Prepaid expenses and other assets...........       (23,715)           6,238              --      (17,477)
      Accounts payable and accrued liabilities....         9,964           (4,093)             --        5,871
      Income taxes payable........................         3,412           (6,730)             --       (3,318)
      Due to affiliates...........................        30,001          117,876        (147,877)          --
      Deferred revenue and other..................       (16,568)          73,781         (57,393)        (180)
                                                       ---------        ---------       ---------    ---------
        Net cash (used in)/provided by operating
          activities before reorganization
          activities..............................      (110,122)         175,323         (90,972)     (25,771)
        Cash paid for reorganization items........        (8,762)              --              --       (8,762)
                                                       ---------        ---------       ---------    ---------
        Net cash (used in)/provided by operating
          activities..............................      (118,884)         175,323         (90,972)     (34,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of foreign exchange swap.............        (6,530)              --              --       (6,530)
  Financing costs incurred........................            --               --              --           --
  Repayment of long-term debt.....................       (88,501)              --              --      (88,501)
                                                       ---------        ---------       ---------    ---------
        Net cash used in financing activities.....       (95,031)              --              --      (95,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash.....................       110,556           (2,282)              9      108,283
  Cash paid for construction......................       (78,049)        (116,117)         35,555     (158,611)
  Proceeds from disposal of property and
    equipment.....................................            --               94              --           94
  Investment in property and equipment............            --          (58,645)         55,408       (3,237)
                                                       ---------        ---------       ---------    ---------
        Net cash provided/(used in) investing
          activities..............................        32,507         (176,950)         90,972      (53,471)

NET DECREASE IN CASH..............................      (181,408)          (1,627)             --     (183,035)
  Effect of foreign currency movements............        27,148              384              --       27,532
CASH, beginning of period.........................       395,381           22,015              --      417,396
                                                       ---------        ---------       ---------    ---------
CASH, end of period...............................     $ 241,121        $  20,772       $      --    $ 261,893
                                                       =========        =========       =========    =========

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

      STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION   REORGANIZATION    ADJUSTMENTS   REPORTED
                                                    --------------   ---------------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before reorganization items............     $ (73,398)       $ (97,373)      $      --    $(170,771)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Cumulative effect of adoption of SFAS
      No.133......................................         1,291               --              --        1,291
    Amortization of financing costs...............         2,076               --              --        2,076
    Senior debt discount..........................         1,327               --              --        1,327
    Non-cash stock compensation...................         1,044               --              --        1,044
    Depreciation and amortization.................        79,346           37,426              20      116,792
    Deferred taxes................................          (289)              --              --         (289)
    Add/(deduct) net changes in assets and
      liabilities:
      Accounts receivable.........................       (19,497)         (11,439)             --      (30,936)
      Due from affiliates.........................      (641,171)         641,171              --           --
      Prepaid expenses and other assets...........       174,092          (98,393)              1       75,700
      Accounts payable and accrued liabilities....        61,068          (47,360)             (2)      13,706
      Income taxes payable........................         4,573               --              --        4,573
      Due to affiliates...........................       172,550         (172,550)             --           --
      Deferred revenue and other..................       314,897          132,170          (2,055)     445,012
                                                       ---------        ---------       ---------    ---------
        Net cash provided by operating
          activities..............................        77,909          383,652          (2,036)     459,525

CASH FLOWS FROM FINANCING ACTIVITIES:
  Financing costs incurred........................        (1,883)              --              --       (1,883)
  Proceeds from long-term debt....................        38,000               --              --       38,000
  Repayment of long-term debt.....................       (24,500)              --              --      (24,500)
  Capital contributions--Options exercised........           495               --              --          495
                                                       ---------        ---------       ---------    ---------
        Net cash provided by financing
          activities..............................        12,112               --              --       12,112

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash.....................       202,374               68              --      202,442
  Cash paid for construction......................      (507,000)        (189,989)          6,037     (690,952)
  Investment in property and equipment............      (193,875)        (195,545)         (4,001)    (393,421)
                                                       ---------        ---------       ---------    ---------
        Net cash used in investing activities.....      (498,501)        (385,466)          2,036     (881,931)

NET DECREASE IN CASH..............................      (408,480)          (1,814)             --     (410,294)
  Effect of foreign currency movements............            63           (1,206)             --       (1,143)
CASH, beginning of period.........................       893,200           22,485              --      915,685
                                                       ---------        ---------       ---------    ---------
CASH, end of period...............................     $ 484,783        $  19,465       $      --    $ 504,248
                                                       =========        =========       =========    =========

    8.  SEGMENT REPORTING

    Predecessor has historically reported its segmental disclosures in its two primary operational areas: Capacity and Operations and Network Services. The Company has changed the way it has managed its business. Although our sales and marketing function is structured geographically, we sell the full range of our products and services across the global network. The Successor evaluates the performance of one segment, the global network. The prior period segment disclosures have been restated.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Revenue analyzed by geographical location of customers is as follows:

                                                            NINE MONTHS ENDED
                                                      -----------------------------
                                                      SEPT 30, 2002   SEPT 30, 2001
                                                      -------------   -------------
                                                       (UNAUDITED)     (UNAUDITED)
                                                                        RESTATED
North America.......................................    $ 73,055        $ 30,362
Europe..............................................      27,003          34,580
Middle East.........................................      23,366          19,408
Asia................................................      49,604          30,344
                                                        --------        --------

Consolidated revenue................................    $173,028        $114,694
                                                        ========        ========

    No assets are located in the Company's country of domicile. All network assets are located across geographic borders, therefore it is impractical to disclose assets by geographic location.

    9.  EARNINGS PER SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month and nine month periods ended September 30, 2002 and 2001 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                           RESTATED                    RESTATED
NET LOSS..................................  $   (51,567)  $   (88,950)  $  (787,388)  $  (170,771)

AS REPORTED
Basic and diluted EPS.....................          N/A   $     (0.60)          N/A   $     (1.19)
Cumulative effect of adoption of SFAS No.
  133.....................................          N/A   $     (0.00)          N/A   $     (0.01)
Basic and diluted EPS.....................          N/A   $     (0.60)          N/A   $     (1.20)

Weighted average common shares
  outstanding.............................          N/A   134,132,484           N/A   134,116,942
                                            ===========   ===========   ===========   ===========

AS RESTATED (SEE NOTE 4)
Basic and diluted EPS.....................  $     (0.38)  $     (0.66)  $     (5.87)  $     (1.26)
Cumulative effect of adoption of SFAS No.
  133.....................................  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
Basic and diluted EPS.....................  $     (0.38)  $     (0.66)  $     (5.87)  $     (1.27)
Weighted average common shares
  outstanding.............................  134,139,046   134,132,484   134,139,046   134,116,942
                                            ===========   ===========   ===========   ===========
Pro forma basic and diluted EPS*..........  $    (25.78)          N/A   $   (393.69)          N/A

Pro forma weighted average common shares
  outstanding--Successor..................    2,000,000           N/A     2,000,000           N/A

* The pro forma information has been provided to disclose the impact of the share structure of the Successor assuming the shares had been outstanding in the entire period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FORWARD-LOOKING STATEMENTS

    We have made forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Exchange Act, in this report that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, liquidity and capital resources, cash flows, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes", "expects", "anticipates", "intends", "plans", "estimates" and similar expressions.

    Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this report.

    You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Factors that could cause our future results to differ from those reflected in forward-looking statements include, but are not limited, to:

    - the uncertainty caused by significant oversupply in the industry;

    - certain companies refusing to pay certain operations and management charges;

    - operating under a reduced budget after emergence from bankruptcy;

    - the significant problems being experienced by the telecom industry;

    - the financial difficulties being experienced by customers and suppliers;
      and

    - tax and regulatory changes and conditions.

    For a detailed explanation of these risk factors and others, see
Exhibit 99.1 attached hereto. Please read those risk factors carefully. We cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can we predict what impact, if any, the occurrence of these or other events might have on our operations.

    INTRODUCTION

    We are a multinational corporate organization made up of multiple corporate entities. We operate a global telecommunications network comprised of advanced fiber-optic cable systems and interfaces that are owned by, leased to, or otherwise available to our company. Over our global network, we offer a variety of telecommunications products and services, internet protocol ("IP") transit, IP point-to-point, leased capacity services, managed bandwidth services, co-location services and long-term rights of use in capacity. We are a "carrier's carrier", meaning that our target customer base is the international wholesale broadband market, consisting of established carriers or major public telephone operator incumbents, including application service providers ("ASPs") and internet service providers ("ISPs"), alternate carriers and other bandwidth intensive users (such as broadcasters), rather than individual telecommunications consumers. On the Effective Date, Predecessor transferred substantially all of the assets at fair value, to Successor, as a result of transactions contemplated by the Plan of Predecessor and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code and related Bermuda Schemes of Arrangement.

    STATEMENT OF POSITION 90-7, FINANCIAL REPORTING BY ENTITIES IN
     REORGANIZATION UNDER THE BANKRUPTCY CODE

    Successor emerged from chapter 11 bankruptcy proceedings on October 9, 2002, as the successor to Predecessor. On the Effective Date, Successor adopted fresh start reporting in accordance with SOP 90-7. Unlike the consolidated financial statements for Predecessor contained herein, the consolidated financial statements for Successor will reflect reorganization adjustments for the discharge of debt and the adoption of fresh start reporting. This will result in significant changes to the following balance sheet captions: Cash, Construction in progress, Other long-term assets, Property and equipment, Deferred revenue, Short-term debt, Accounts payable and Accruals.

    SOP 90-7 states that if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity should adopt fresh start reporting upon its emergence from chapter 11 bankruptcy proceedings.

    Entities that adopt fresh start reporting should apply the following main principles:

    - The reorganization value of the entity should be allocated to the entity's assets in conformity with the procedures specified by APB Opinion 16, "Business Combinations," superceded by SFAS 141 for transactions reported on the basis of the purchase method.

    - Each liability existing at the Plan confirmation date, other than deferred taxes, should be stated at present values of amounts to be paid determined at appropriate current interest rates.

    CRITICAL ACCOUNTING POLICIES

    Please refer to the Annual Report of Predecessor for our critical accounting policies. We have made the following material changes to the critical accounting estimates described in our Annual Report:

    - Accounting for reciprocal transactions. See Note 4.

    We adopted the SEC guidance, applied it retrospectively and restated the comparative period financial statements. The adoption of the SEC guidance resulted in a change to our accounting policy for reciprocal transactions.

    - The adoption of SFAS 144 on impairment of long-lived assets. See
      Note 5.3.

    Following the adoption of SFAS 144, we prepared Discounted Cash Flow ("DCF") models for each of our cable systems. Our fiber-optic telecommunication FEA and FNAL systems are impaired and a charge was recorded in the second quarter of 2002. Refer to Impairment of Long-Lived Assets (SFAS 144) below.

    RESULTS OF OPERATIONS

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(EXPRESSED IN THOUSANDS OF DOLLARS)             2002            2001            2002            2001
-----------------------------------         -------------   -------------   -------------   -------------
                                             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                              RESTATED                        RESTATED
Capacity..................................     $26,532         $23,304        $ 83,514        $ 44,184
Operations and maintenance................      13,401          16,674          49,870          43,228
Network Services..........................      16,486           9,310          39,644          27,282
                                               -------         -------        --------        --------
Total.....................................     $56,419         $49,288        $173,028        $114,694
                                               =======         =======        ========        ========

    Total revenue for the quarter ended September 30, 2002 increased 14.5% to $56.4 million as compared to $49.3 million for the quarter ended September 30, 2001. Total revenue for the nine months ended September 30, 2002 increased 50.9% to $173.0 million as compared to $114.7 million for the nine months ended September 30, 2001. This increase was due to an increase in our network services activities and the growth in capacity sales and activations on our network, particularly the FLAG Atlantic ("FA-1") and FNAL cable systems. We only recognize revenues from the date that a system is ready for commercial service and revenues are recognized in the income statement on a pro rata basis evenly over the life of the contract, which generally tends to be over the life of the cable system, with a maximum of 15 years.

    In 2001, additional sections of our global network entered into commercial service, thereby permitting the recognition of revenue from presales into U.S. GAAP revenues recognized in the statement of operations, which had previously been deferred. The southern leg of the FA-1 system entered into commercial service in May 2001 and the full loop was completed when the northern leg of the system entered into commercial service in June 2001. With the full loop of the FA-1 system in commercial service, the full amount of the presale payments began to be recognized over the lifetime of the system from June 2001. In addition, revenues in relation to the agreed maintenance charges on the FA-1 cable system started to be recognized. The eastern leg of the FNAL system also entered into commercial service in June 2001.

    Revenue recognized from the sale of capacity increased by 13.8% to $26.5 million for the quarter ended September 30, 2002, as compared to $23.3 million for the quarter ended September 30, 2001. Revenue recognized from the sale of capacity increased by 89.0% to $83.5 million for the nine months ended September 30, 2002, as compared to $44.2 million for the nine months ended September 30, 2001. This increase was due to the additional sections of our global network entering commercial service in 2001, which enabled us to start amortizing deferred revenue over the life of the FA-1 and FNAL systems or over the life of the lease and services agreements.

    Included in the revenue recognized from the sale of capacity above, we received $12.5 million as a result of the transfer of capacity ownership to a third party. The deal encompassed deferred revenue relating to a European point-to-point agreement resulting in additional income.

    Revenue recognized from operations and maintenance decreased by 19.6% to $13.4 million for the quarter ended September 30, 2002, as compared to $16.7 million for the quarter ended September 30, 2001, reflecting the reduction in the deferred revenue balance from the write off of certain receivables on the FA-1 system totaling $3.2 million. Revenue recognized from operations and maintenance increased by 15.4% to $49.9million for the nine months ended September 30, 2002, as compared to $43.2 million for the nine months ended September 30, 2001. This increase resulted from additional sections of our global network entering commercial service, which enabled us to start billing the agreed maintenance charges on those systems.

    Revenue recognized from our network services activities increased by 77.1% to $16.5 million for the quarter ended September 30, 2002, as compared to $9.3 million for the quarter ended September 30, 2001. Revenue recognized from network services activities increased by 45.3% to $39.6 million for the nine months ended September 30, 2002, as compared to $27.3 million for the nine months ended September 30, 2001. This increase reflects the continuing impact of the new customers in both 2001 and the first half of 2002 for the expanding range of products and services offered. The network services activities consist of IP Transit, managed bandwidth services, vPoP and co-location services.

    OPERATING EXPENSES

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                   -------------------------   -------------------------
(EXPRESSED IN THOUSANDS OF DOLLARS)                   2002          2001          2002          2001
-----------------------------------                -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                  RESTATED                    RESTATED
Network expenses.................................    $13,161       $15,843       $ 39,741      $ 28,254
Operations and maintenance.......................     10,444        16,415         54,770        35,296
Sales, general and administrative................     17,201        19,366         55,291        49,664
Depreciation.....................................     39,125        39,113        123,407        87,099
Amortization.....................................         --           515             --         1,524
                                                     -------       -------       --------      --------

Total............................................    $79,931       $91,252       $273,209      $201,837
                                                     =======       =======       ========      ========

    During the quarter ended September 30, 2002, network expenses decreased by 16.9% to $13.1 million, as compared to $15.8 million for the quarter ended September 30, 2001. During the nine months ended September 30, 2002, network expenses increased by 40.7% to $39.7 million, as compared to $28.2 million for the nine months ended September 30, 2001. These costs relate primarily to the utilization of third party capacity, including local backhaul costs, connection and access fees, restoration charges and other network procurement costs. The increase for the nine months ended September 30, 2002, was primarily due to costs incurred to support the growth in Network Services' products and services and the growth of our network. The decrease for the quarter ended September 30, 2002, reflects the impact of a cost reduction program.

    During the quarter ended September 30, 2002, operations and maintenance costs decreased by 36.4% to $10.4 million, as compared to $16.4 million for the quarter ended September 30, 2001. During the nine months ended September 30, 2002, operations and maintenance costs increased by 55.2% to $54.8 million, as compared to $35.3 million for the nine months ended September 30, 2001. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overheads directly associated with operations and maintenance activities. The increase reflects the additional sections of our global network entering commercial service. As legs of our FA-1 and FNAL systems were entered into commercial service in 2001 and 2002 respectively, we became liable for the contractual commitments under maintenance zone agreements and started to recognize the salaries and overhead expenses relating to the operations and maintenance of these systems in the income statement. The decrease reflects the reallocation of certain O&M costs to prior periods as a result of the audit adjustments described in Note 4.

    Costs for the nine months ended September 30, 2001 include charges for non-cash stock compensation expense of $1.0 million in respect of certain awards under our long-term incentive plan. There were no costs for non-cash stock compensation expense incurred after the second quarter of 2001. These charges are required under U.S. GAAP and have no effect on our cash flows.

    During the quarter ended September 30, 2002, sales, general and administrative expenses decreased by 11.0% to $17.2 million, as compared to $19.4 million for the quarter ended September 30, 2001. During the nine months ended September 30, 2002, general and administrative expenses increased by 11.3% to $55.3 million, as compared to $49.7 million for the nine months ended September 30, 2001. This increase reflects higher personnel and related costs, together with retention payments to management in the first six months of the year. In the quarter ended September 30, 2002, the increase relates to the increased general overhead required to support the growth of our global network across Europe, the U.S. and the Far East offset by certain audit adjustments described in Note 4.

    Included in sales, general and administrative expenses for the quarter ended September 30, 2002 are bad debt expenses of $7.3 million and for the nine months ended September 30, 2002, $15.6 million. There were no bad debt expenses for the period ended September 30, 2001. All such costs were incurred in the final quarter of 2001.

    For the quarter ended September 30, 2002, we recorded $39.1 million in respect of depreciation compared to $39.1 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, we recorded $123.4 million in respect of depreciation compared to $87.1 million for the nine months ended September 30, 2001. The depreciation charge increased in the nine month period as a result of the additional sections of our global network entering commercial service during 2001 and 2002. In 2001 and 2002, as legs of the FA-1 and FNAL systems entered into commercial service respectively, amounts held within construction in progress relating to these systems were transferred to property and equipment and subsequently depreciated. In the third quarter of 2002, the $552.9 million FEA and FNAL cable impairments resulted in lower carrying values, hence lower depreciation charges. This decrease was offset by an increase resulting from the additional sections of the network entering service.

    The Company no longer incurs amortization costs because goodwill balances were impaired as of December 31, 2001.

    IMPAIRMENT OF LONG-LIVED ASSETS (SFAS 144)

    The FEA system consists of approximately 28,000 kilometers of undersea fiber-optic cable with a 580 kilometer dual land crossing in Egypt and a 450 kilometer dual land crossing in Thailand, linking Western Europe and Japan through the Middle East, India, Southeast Asia and China.

    The FNAL system is a 12,500 kilometer city-to-city service between the high traffic centers of Hong Kong, Seoul, Tokyo and Taipei, over infrastructure co-built and co-owned with Reach.

    Following the adoption of SFAS 144, we prepared DCF models for each of the cable systems, including a review of the estimation of the cost of capital. Given the high level of competition in terms of alternative supply, lower than generally expected demand for this route, significant over-supply for the trans-Atlantic route, we have reviewed the revenue opportunities on this route and have recognized an impairment charge of $327.9 million in respect of the FEA system in the second quarter of 2002.

    Given the high level of competition in terms of alternative supply and higher than expected price erosion on various routes connecting Hong Kong, we have reviewed the revenue opportunities on this route and have recognized an impairment charge of $225.0 million in respect of the FNAL system in the second quarter of 2002. See Note 3.10.

    REORGANIZATION ITEMS

    During the quarter ended and the nine months ended September 30, 2002 we incurred reorganization costs of $24.3 million and $57.4 million, respectively, arising from the application of SOP 90-7, as referred to in Basis of Preparation and Forward-Looking Statements above. Specifically, these costs relate to professional fees ($24.0 million) and retainers ($0.3 million) paid during the quarter ended September 30, 2002 and professional fees ($27.6 million), retainers ($2.5 million), capitalized finance cost ($18.2 million) and underwriter's discount ($12.3 million) paid during the nine months ended September 30, 2002, net of interest received of $3.2 million.

    RESTRUCTURING ITEMS

    During the quarter ended September 30, 2002 we incurred restructuring costs of $1.9 million arising from the application of EITF 94-3, primarily relating to headcount reductions and employee related costs paid during chapter 11 proceedings on April 12, 2002. The employees affected were in

Sales (51), Operations (47) and Finance and Administration (15). The following summarizes the costs incurred.

                                                                    EMPLOYEE
(EXPRESSED IN THOUSANDS OF DOLLARS)                           TERMINATION BENEFITS
-----------------------------------                           --------------------
Beginning balance July 1, 2002..............................        $    --
Charged to expense..........................................          1,893
Amounts paid................................................         (1,893)
                                                                    -------
Closing balance at September 30, 2002.......................        $    --
                                                                    =======

    The costs have been recorded as restructuring costs on the income statement.

    INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings for the quarter ended September 30, 2002 was $1.4 million, compared to $26.6 million during the quarter ended September 30, 2001. Interest expense on borrowings for the nine months ended September 30, 2002 was $42.3 million, compared to $80.0 million during the nine months ended September 30, 2001. The decrease in interest expense for these periods was attributable to the capitalization of interest directly related to construction projects in 2001. This capitalization of interest has ceased in the quarter ended June 30, 2002. In accordance with the requirements of SOP 90-7, we ceased recording interest expense on our debt.

    Foreign exchange gain for the quarter ended September 30, 2002 was $3.1 million. The gain resulted from the translation of Euro and sterling-denominated cash balances giving rise to a charge of $0.2 million and the retranslation of Euro-denominated debt giving rise to a gain of $3.3 million. For the nine months ended September 30, 2002, the foreign exchange loss was $25.0 million. The loss resulted from the retranslation of the Euro-denominated debt which resulted in a foreign exchange loss of $28 million, although this was partially offset by a gain of $1.6 million on the translation of Euro and sterling-denominated cash balance, a gain on foreign exchange contracts of $0.7 million, and a gain on operating activities of $0.7 million.

    We terminated FLAG Asia Limited's interest rate collar on April 8, 2002, resulting in a gain of $0.2 million. As a result of the chapter 11 proceedings, the FLAG Atlantic Limited swap was terminated by Barclays Bank plc resulting in a gain of $0.5 million. These funds were to be applied to the repayment of loans to Barclays Bank plc.

    Interest income of $0.2 million was earned during the quarter ended September 30, 2002, compared to $7.5 million earned during the quarter ended September 30, 2001. Interest income of $4.0 million was earned during the nine months ended September 30, 2002, compared to $38.7 million earned during the nine months ended September 30, 2001 reflecting the reduced cash balances and the recording of any such income in reorganization items in accordance with SOP 90-7. The interest income was earned on:

    - cash balances, short-term investments and restricted cash held by the collateral trustee for FLAG Limited's credit facility;

    - the restricted cash balances in FLAG Atlantic Limited; and

    - the balance of the proceeds from our initial public offering and high yield funds held by FLAG Telecom.

    PROVISION FOR TAXES

    The provision for taxes was a credit of $3.5 million for the quarter ended September 30, 2002, compared to a charge of $2.6 million for the quarter ended September 30, 2001. The provision for taxes was a credit of $3.8 million for the nine months ended September 30, 2002, compared to a charge of $5.6 million for the nine months ended September 30, 2001.

    The provision for income tax charges / (credits) consists of taxes payable / (receivable) relating to the income earned / (losses) incurred or activities performed by us and our subsidiaries in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax.

    We believe that a significant portion of our income will not be subject to tax by Bermuda, which currently has no corporate income tax, or by certain other countries in which either we conduct activities or in which our customers are located. However, this belief is based upon the anticipated nature and conduct of our business, which may change, and upon our understanding of our position under the tax laws of the various countries in which we have assets or conduct activities, or upon the location of our customers. Our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. The extent to which certain taxing jurisdictions may require us to pay tax or to make payments in lieu of tax cannot be determined in advance. In addition, payments due to us from our customers may be subject to withholding tax or other tax claims in amounts that exceed the taxation that we anticipate based upon our current and anticipated business practices and the current tax regime.

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

    NET LOSS AND LOSS PER COMMON SHARE

    For the quarter ended September 30, 2002, we recorded a net loss of $51.6 million, compared to a net loss of $89.0 million for the quarter ended September 30, 2001.

    Basic and diluted loss per common share was $0.38 for the quarter ended September 30, 2002, compared to basic and diluted loss per common share of $0.66 for the quarter ended September 30, 2001.

    For the nine months ended September 30, 2002, we recorded a net loss of $787.4 million, compared to a net loss of $170.8 million for the nine months ended September 30, 2001. The primary reason for this loss is the Impairment of Long-Lived Assets of $552.9 million referred to above being recognized in the period.

    Basic and diluted loss per common share was $5.87 for the nine months ended September 30, 2002, compared to a basic and diluted loss of $1.27 per common share for the nine months ended September 30, 2001.

    LIQUIDITY AND CAPITAL RESOURCES

    For a description of our restructuring, see Note 1 to the financial statements included in Item 1.

    At September 30, 2002, our available sources of liquidity consisted of $261.9 million of unrestricted cash and cash equivalents.

    During the remainder of 2002 and the first half of 2003, we expect a decrease in our unrestricted cash and cash equivalents as we make payments to suppliers due under a number of deferred payment plans currently in place to clear liabilities with these suppliers.

    RESTRICTED CASH

    Orders entered by the Bankruptcy Court during chapter 11 proceedings (the "Orders") imposed restrictions on our ability to transfer cash from Predecessor to the operating companies. All such transfers of cash were made pursuant to a monthly budget approved by Predecessor's creditors. In certain circumstances, and upon application, the Bankruptcy Court could approve specific non-budgeted and extraordinary uses of cash for payment of obligations of the operating companies, or otherwise. Predecessor's use of cash was restricted by Orders until the Plan was confirmed.

    As of September 30, 2002, we had $217.8 million of restricted cash. This amount is inclusive of $82.0 million of cash seized by FLAG Atlantic Limited's lending banks. Barclays Bank plc, in their capacity as administrative agent for the banks, seized $82.0 million of cash in accounts of FLAG Atlantic Limited on April 11, 2002, at the same time that it accelerated FLAG Atlantic Limited's bank debt. In connection with the Plan, and as of the Effective Date, the banks have retained the $82.0 million and received approximately 26% of our common stock.

    An additional $25.0 million of restricted cash was created as a result of Barclays Bank plc freezing $25.0 million of Predecessor's cash deposited in a Barclays Bank plc account in New York. The deposited cash was frozen in conjunction with the acceleration of FLAG Atlantic Limited's bank debt. In connection with the Plan, and as of the Effective Date, the funds plus interest were returned to us for distribution pursuant to the terms of the Plan.

    As at September 30, 2002, Westdeutsche Landesbank Girozentrale ("WestLB"), the lending banks' agent for our project financing for FNAL, was holding
$100.0 million of cash that was originally intended to support the credit facility for FLAG Asia Limited. We believe that WestLB was improperly holding these funds and adversary proceedings in the Bankruptcy Court were filed to seek recovery of such funds. In connection with the Plan, and as of the Effective Date, the funds plus interest were returned to us for distribution pursuant to the terms of the Plan.

    As at September 30, 2002, Predecessor had cash and cash equivalents of $261.9 million. This balance is expected to reduce in the first half of 2003 as we make payments due under a number of deferred payment plans currently in place.

    We believe that, based on current market conditions, current financial conditions and our latest financial projections, this cash balance is sufficient to enable us to continue to meet in full our financial obligations as they fall due in the foreseeable future.

    FURTHER DETAILS ON OUR INDEBTEDNESS

    PREDECESSOR

    On March 17, 2000, Predecessor completed a sale of 11 5/8% Senior Notes due 2010 in the United States and Europe, raising net proceeds of $576.6 million. In connection with the Plan, and as of the Effective Date, these notes were cancelled and the holders of these notes received $245 million in cash, a $45 million promissory note (callable by us at $30 million for 18 months) and 5% of the common stock of Successor.

    Pursuant to the Plan and related Bermudan Schemes of Arrangement, Predecessor is now insolvent and will be liquidated.

    FLAG LIMITED

    FLAG Limited had $430.0 million 8 1/4% Senior Notes repayable at par in 2008. Pursuant to the Plan, and as of the Effective Date, these notes were redeemed and the holders of these notes received approximately 63% of the common stock of Successor.

    In August 2000, FLAG Limited entered into an interest rate collar transaction for an initial notional amount of $60.0 million, reducing in increments to $20.0 million in the final quarter of 2001. The transaction was due to terminate on April 30, 2002. However, due to the initiation of chapter 11 proceedings, the final payment was not made until June 28, 2002. The collar is comprised of a LIBOR cap at 8% and a floor of 5.85%. FLAG Limited recognizes the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    FLAG ATLANTIC LIMITED

    FLAG Atlantic Limited had a term loan of $253.0 million as at September 30, 2002. Pursuant to the Plan and as of the Effective Date, the loan was discharged and FLAG Atlantic Limited's creditors received approximately 26% of the common stock of Successor. Pursuant to the Plan and related Bermudan Schemes of Arrangement, Predecessor is now insolvent and will be liquidated.

    FLAG ASIA LIMITED

    The bank lenders who were parties to a credit agreement with FLAG Asia Limited cancelled their commitments for the project financing of FNAL and terminated the lending facility. At the date of the termination, FLAG Asia Limited had not utilized the WestLB facility. As at September 30, 2002, WestLB was holding $100.0 million in cash that was originally intended to support the credit facility for FLAG Asia Limited. As of the Effective Date, the funds plus interest were returned to us for distribution pursuant to the terms of the Plan. Additionally, an agreement was reached and approved by the Bankruptcy Court with certain of the FNAL suppliers.

    CASH FLOWS

    Cash used in operating activities was $34.5 million, cash used in financing activities was $95.0 million and cash used in investing activities was $53.5 million during the nine months ended September 30, 2002. At September 30, 2002, total cash, excluding restricted cash, had decreased to $261.9 million from $417.4 million at December 31, 2001, primarily as a result of debt payments in restricted cash.

    ASSETS

    Our primary asset is the net book value of the FLAG Telecom global network, including construction in progress recorded in property and equipment totaling $1,770.2 million at September 30, 2002, compared to $2,274.1 million at December 31, 2001. The decrease of $380.5 million (excluding depreciation charged in the nine months ended September 30, 2002 of $123.4 million) reflects the impairment charges of $327.9 million and $225.0 million to FEA and FNAL, respectively, arising from the adoption of SFAS 144 (refer to Note 5.3), offset by ongoing construction of the FNAL cable system. The capitalized costs incurred in the construction of FLAG Telecom's cable systems that are under construction were included in Construction in Progress.

    Our other property and equipment consist primarily of office furniture, leasehold improvements, computer equipment and motor vehicles that had net book values of $13.7 million and $16.4 million as of September 30, 2002 and December 31, 2001, respectively.

    Goodwill of $0.9 million had been recognized in the three months ended
March 31, 2002. The goodwill arose on the acquisition of Seoul Telenet, Inc. The value of goodwill was based on a provisional estimate of the fair value of our assets and liabilities at the date of acquisition. As a result of the impairment review of the FNAL cable system, this asset has been written off as part of the $225.0 million impairment.

    As of September 30, 2002, we had net current liabilities of $1,066.1 million, compared to net current liabilities of $352.7 million, at December 31, 2001.

    ACCOUNTS RECEIVABLE

    The accounts receivable balance at September 30, 2002 was $74.8 million compared to $148.9 million at December 31, 2001. The balance at September 30, 2002 includes $0.02 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date in comparison to $11.6 million at December 31, 2001.

    Balances totaling $43.8 million were offset against amounts held under deferred revenues for these companies during the nine months ended September 30, 2002.

    Due to the adverse market conditions experienced during this period, the net allowance for doubtful accounts at September 30, 2002 was $9.5 million, compared to $5.1 million at December 31, 2001.

    We are aware that one of our customers, Global Crossing, has announced that it has filed for bankruptcy protection under chapter 11. In the year ended December 31, 2001, we entered into three transactions with Global Crossing and its affiliates. For the nine months ended September 30, 2002, $1.5 million in deferred revenues was in respect of transactions with Global Crossing and its affiliates. Cash was received in connection with these transactions in the year ended December 31, 2001 and the last receipt was in October 2001. As at September 30, 2002, Global Crossing and its affiliates owed us $0.2 million ($nil at September 30, 2001). Global Crossing has $25 million of credits to be used on our system, subject to certain provisions under a governing agreement, which cannot be offset against any monies owed to us.

    Other customers have credits totaling $22.5 million to be used on our fiber-optic system, subject to certain provisions under our agreements with these customers.

    INFLATION

    In management's view, inflation in operating, maintenance and general and administrative costs will not have a material effect on our financial position in the short-term.

    SUBSEQUENT EVENT

    Pursuant to the Plan, the indebtedness discussed above in "Further Details on our Indebtedness" was terminated and Successor issued notes and related security documents on the Effective Date.

INDEBTEDNESS

    Prior to the Effective Date, Predecessor had outstanding 11 5/8% Senior Dollar Notes due 2010 in the aggregate principal amount of $300 million and 11 5/8% Senior Euro Notes due 2010 in the aggregate principal amount of E300 million. In addition, prior to the Effective Date, FLAG Limited had outstanding 8 1/4% Notes due 2008 in the aggregate principal amount of $430 million. On the Effective Date and pursuant to the Plan, these notes were exchanged in favor of new notes, cash and common shares, and subsequently discharged. See "Legal Proceedings" for a more detailed discussion of the Plan and these transactions

    Upon our emergence from chapter 11 proceedings our company and our subsidiaries entered into various financing agreements. Our debt instruments are described below:

THE SERIES A NOTES

    We issued Series A Notes to the bondholders of Predecessor in the original principal amount of $45 million, which are due and payable on October 1, 2005, and bear simple interest on this amount, less any principal repayments made, at the following rates: 6.67% per annum for the first 12 months after the Effective Date; 7.33% per annum for months 13 through 24 after the Effective Date; and 8% per annum for months 25 through 36 after the Effective Date.

    At any time up until April 2004, we have the right, in our sole and absolute discretion, provided that no default or event of default has occurred or is continuing, to redeem all of the Series A Notes by paying the sum of $30 million, plus accrued but unpaid interest. Such discount redemption must be done via Board resolution with 30 days prior notice to the trustee and can only be done in a situation where there is no default. Each subsequent month, the repayment sum increases by $0.833 million until October 1, 2005 whereby the total sum would be $45 million.

    In the event of a liquidation event or Change of Control (defined below), the original principal amount of $45 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person or group becomes the beneficial holder of more than 50% of our voting stock; or (ii) when we consolidate or merge with or into any other person or sell all or substantially all of our assets.

    To secure payment of the Series A Notes liens were granted on substantially all of the assets of our company and certain of our subsidiaries in favor of The Bank of New York, as Trustee to the Indenture (the "Indenture"). Such lien ranks pari passu in priority and right of payment with the Series B Note and the Series C Note.

THE SERIES B NOTE

    We issued the Series B Note to The Blackstone Group, which acted as our financial advisor during our chapter 11 proceedings, on the Effective Date. The Series B Note has an original principal amount of $4 million, is due and payable on October 1, 2004 and bears simple interest on this amount, less any principal repayments made, at the following rates: 10% per annum until October 1, 2003; and 11% thereafter. Unlike the Series A Notes, the Series B Note is not redeemable at a discount.

    We may issue senior secured debt obligations equal and ratable to the Series B Note upon payment by us of $15 million of the original principal amount of the Series A Notes.

    In the event of a liquidation or Change of Control, the original principal amount of $4 million plus a $2 million premium is payable in full plus accrued but unpaid interest, less any principal repayments made.

    The Series B Note is cross-defaulted with both the Series A Notes and the Series C Note. The Series B Note is secured by liens on the same assets as the Series A Notes and ranks pari passu in priority and right of payment with the Series A Notes and the Series C Note. Upon the payment by us of $5 million of the original principal amount of the Series A Notes, the liens securing the Series B Note will be cancelled and released.

SERIES C NOTE

    We issued the Series C Note to Houlihan Lokey Howard & Zukin Capital ("Houlihan"), which acted as the financial advisor to the Unsecured Creditors' Committee during our chapter 11 proceedings, on the Effective Date. The
Series C Note has an original principal amount of $1.25 million, is due and payable on October 1, 2004 and has the same material terms and conditions as the Series B Note.

    In the event of a liquidation or Change of Control, the original principal amount of $1.25 million is payable in full plus accrued but unpaid interest, less any principal repayments made. The Series C Note is cross-defaulted with both the Series A Notes and the Series B Note. The Series C Note is secured by liens on the same assets as the Series A Notes and ranks pari passu in priority and right of payment with the Series A Notes and the Series B Note. Upon the payment by us of $5 million of the original principal amount of the Series A Notes, the liens securing the Series C Note will be cancelled and released.

    We may issue senior secured debt obligations equal and ratable to the Series C Note upon the payment by us of $15 million of the original principal amount of the Series A Notes.

INDENTURE FOR SERIES A, B AND C NOTES

    The Series A Notes, the Series B Note and the Series C Note are each governed by an Indenture, dated as of October 9, 2002, between FLAG Telecom and The Bank of New York, as indenture trustee. We are prohibited from retiring any debt prior to its scheduled maturity, other than the Series A, B and C Notes, non-recourse debt, and intercompany debt. Therefore, we cannot retire the FNAL Notes (see below) without the consent of the Series A, B and C Noteholders. However, the FNAL Notes and other indebtedness does not prevent us from repurchasing the Series A, B and C Notes.

    Furthermore, any payment of dividends would be restricted by the terms of an Indenture between FLAG Telecom and the Bank of New York, as Indenture Trustee, dated October 9, 2002. The Indenture provides that any dividend or distribution paid pursuant to the provisions of the Security and Pledge Agreement, also with the Bank of New York, as Collateral Trustee, dated October 9, 2002, shall be paid to the Bank of New York and such dividend or distribution paid will be used to redeem the Series A, B & C Notes on a pro rata basis. Any and all dividends and interest paid or payable in case in respect of any Security Collateral (i.e. Pledged Stock, Pledged Notes, additional shares of Capital Stock and additional indebtedness from time to time) in connection with a partial or total liquidation or dissolution or in connection with a reduction of capital surplus or paid-in-surplus, and cash paid, payable or otherwise distributed in respect of principal of, or redemption of, or in exchange for, any Security Collateral, shall be forthwith delivered to the Collateral Trustee to be held as Security Collateral.

    Pursuant to the terms of the Indenture, each of our subsidiaries other than FLAG Telecom Korea Limited, Seoul Telenet, Inc. and FLAG Telecom Switzerland Network AG has granted a guarantee of the full and punctual payment of principal, premium and interest of each of the Series A, B and C Notes and all other obligations of the Company under the Notes.

    We also entered into a Security and Pledge Agreement, dated as of October 9, 2002, with The Bank of New York, as collateral trustee, under which we have pledged and granted a security interest in substantially all of our current and future assets to secure the payment of all the Series A Notes, the Series B Note and the Series C Note.

OTHER INDEBTEDNESS

    In addition to the notes described above, we, and/or certain of our subsidiaries, issued several promissory notes to trade creditors in connection with the Plan. In particular, on May 16, 2002, FLAG Asia Limited issued a promissory note (the "FNAL Note") to a trade creditor in the principal amount of $27.4 million. The Note is secured by certain assets of FLAG Asia Limited, including one fiber pair and related equipment and rights on FNAL, and guaranteed by FLAG Telecom. The guarantee issued by FLAG Telecom to the holder and the collateral agent of the FNAL Note provides that, for the term of the FNAL Note, FLAG Telecom will guarantee the payment and performance of the FNAL Note until the date on which the note is paid in full. As a result, FLAG Telecom is obligated fully and to the same extent as FLAG Asia Limited for the full amount of the FNAL Note until it is paid in full. The

FNAL Note bears an interest rate of 7% per annum payable quarterly in arrears commencing on the Effective Date. Of the principal amount, $6 million is due and payable on September 30, 2003, $6.9 million is due and payable on September 30, 2004 and the remaining principal is due and payable on September 30, 2005.

    In the event of a liquidation event or Change of Control (defined below), the original principal amount of $27.4 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person becomes the beneficial holder of 100% of FLAG Asia Limited's issued capital stock; or
(ii) when FLAG Asia Limited consolidates or merges with or into any other person or sell all or substantially all of our assets.

    On the Effective Date, we also issued a promissory note to another trade creditor in the principal amount of $2.4 million with an 18-month term and 7% interest. Also on the Effective Date, FLAG Asia Limited issued an unsecured promissory note to another trade creditor in the principal amount of $1 million with an 18 month term and a 7% interest rate payable monthly, maturing on 25 March, 2004.

    Finally, also on the Effective Date, we issued an unsecured note to another trade creditor of $3.42 million, repayable in 12 equal monthly installments. This note is not interest bearing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CURRENCY RISK

    On December 18, 2000, we entered into a cross currency swap agreement to manage foreign exchange exposure arising from our E300 million 11 5/8% Senior Notes due 2010 ("the 11 5/8% Senior Notes"). However this swap agreement was terminated by the counter-party on April 15, 2002, resulting in a loss of $6.5 million. Pursuant to the Plan, and as of the Effective Date, the 11 5/8% Senior Notes were redeemed and all of our debt is now denominated in Dollars.

    We do not believe that our operations are exposed to significant risk from movements in foreign currency exchange rates other than relating to our Euro and sterling-denominated cash balances and Euro-denominated debt. The foreign exchange gain resulted from the translation of Euro and sterling-denominated cash balances and the retranslation of Euro-denominated debt. Our
Euro-denominated debt was eliminated upon emergence from chapter 11.

    We terminated FLAG Asia Limited's interest rate collar on April 8, 2002, resulting in a gain. As a result of the chapter 11 proceedings, the FLAG Atlantic Limited swap was terminated by Barclays Bank plc resulting in a gain.

    All capacity and operations and maintenance revenues are payable in Dollars. All contracts for the provision by third parties of restoration are invoiced to us in Dollars. We invoice some network services business products in local currencies. Some contracts with suppliers of services to our network services business are payable in currencies other than Dollars. Some vendor contracts for the provision to the FEA cable system of operations and maintenance services and local operating expenses of our subsidiary companies are payable in currencies other than Dollars. When deemed necessary, we enter into forward foreign currency contracts to hedge exposures that are considered material to our financial position.

    INTEREST RATE RISK

    Historically we have been exposed to interest rate risk on bank debt incurred by FLAG Limited and FLAG Atlantic Limited, and interest rate swaps transactions were entered into manage this risk.

FLAG Limited's bank debt was repaid in full in March 2002, and FLAG Atlantic Limited's debt was redeemed pursuant to the Plan.

    As a result of the default on our 11 5/8% Senior Notes, all of our debt was classified as short-term debt as at September 30, 2002.

    Commodity price risk is not material to our company.

ITEM 4.  CONTROLS AND PROCEDURES

    CHANGES IN INTERNAL CONTROLS

    During 2002, management became aware of certain deficiencies and weaknesses in our Internal Controls. To address the deficiencies and weaknesses identified, we have implemented and continue to implement changes required to our processes, procedures, systems and personnel. We have also taken corrective actions with regard to our Internal controls, which include, among other things:

    - Adopting of a Code of Business Conduct and Ethics;

    - Establishing an internal audit department;

    - Restructuring the finance department with an emphasis on accountability;

    - Increasing supervisory and management review procedures during the month end closing process;

    - Establishing new processes and procedures for various activities including disbursements, revenues assurance and capital projects approvals;

    - Centralizing several critical functions including the accounts payable and credit control;

    - Performing accounting reconciliation activities (including bank reconciliations) on a regular basis;

    - Implementing a centralized purchase order system;

    - Revising the approval authority matrix signatories and limits;

    During the external audit and re-audit of our financial statements for 2002, 2001 and 2000, our independent auditors, Ernst & Young LLP, also noted deficiencies and weaknesses in our Internal Controls. They have advised the Audit Committee that these Internal Control deficiencies constitute reportable conditions and collectively, a material weakness as defined in Statement on Auditing Standards No. 60. The specific reportable conditions noted by our independent auditors are related to:

    1. Bank reconciliations: Reconciliations of bank accounts were either infrequent, not timely, or both. Reconciling items were not always investigated and appropriate action was not always taken;

    2. Accounts payable: Purchase orders were not routinely matched to invoices and invoices were not always posted to the accounts payable ledger despite payment being authorized and made; and

    3. Financial statements close process: The closing process was protracted and difficult, due to the significant resources dedicated towards the re-audit of 2001 and 2000, and the consequences of the chapter 11 and restructuring activities.

    Our independent auditors also identified a significant number of audit adjustments, which impacted prior years. All these adjustments have been approved and posted by management.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. As a result of this review and evaluation, which was concluded in the course of preparing our financial statements for the year ended December 31, 2002 and in connection with the audit and re-audit of our financial statements for 2002, 2001 and 2000 by our independent auditors, Ernst & Young, LLP, management determined that, despite the fact that improvements had been made, the corrective actions and changes being made to the internal controls had not yet been fully implemented and tested.

    Following this review and evaluation, we have also performed additional substantive procedures, including a review of specific balance sheet and operating expense accounts as well as a review of the application of our revenue recognition policy. We believe the corrective actions we have taken and the additional substantive procedures we have performed, provide us with reasonable assurance that the deficiencies and weaknesses identified did not result in material misstatements in our consolidated financial statements contained in this Quarterly Report on form 10-Q.

    Notwithstanding management's conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    BANKRUPTCY PROCEEDING

    On April 12, 2002, Predecessor and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Predecessor continued to operate its business and manage its property subject to the Bankruptcy Court's supervision and orders until the Plan was confirmed on September 26, 2002 and became effective on October 9, 2002. As a companion to the Plan, Bermuda Schemes of Arrangement were proposed for Predecessor and FLAG Limited (the "Schemes"). The Schemes were submitted to the Bermuda Court on August 7, 2002 and became effective on October 9, 2002. The provisions of the Plan and the Schemes are further described in Notes 1 and 2 of Item 1, Financial Statements, of this Report and in a Current Report on Form 8-K filed on October 15, 2002 with the Securities and Exchange Commission by Successor.

    LOFTIN ACTION--CLASS ACTION LAWSUIT

    Five class action complaints against Predecessor and some of its past and present officers, brought by certain of Predecessor's shareholders on behalf of a proposed class of those who purchased Predecessor's stock between February 16, 2000 and February 13, 2002 (the "Class Period"), were filed in the United States District Court for the Southern District of New York, beginning in April 2002. A sixth action was filed in the same court against certain past and present officers and directors of Predecessor, Salomon Smith Barney, Inc. and Verizon Communications, Inc. All these actions have now been consolidated by order of the Court (the "Loftin action").

    The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not name Predecessor as a defendant, but it does name Successor. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

    As Successor, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of Successor, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be invalidated by the insurance company. No provision for these liabilities has been made in our financial statements.

    Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. In the meantime, the insurers have confirmed the existence of the D&O policies.

    RESOLUTION OF PSINET ACTION

    FLAG Atlantic Limited and FLAG Atlantic USA Limited were defendants in litigation filed by PSINet, Inc. and its related affiliates and subsidiaries ("PSINet"). On May 31, 2001, PSINet initiated chapter 11 bankruptcy proceedings in the United States Bankruptcy Court in the Southern District of New York. Pursuant to those proceedings, PSINet commenced litigation against FLAG Atlantic Limited and FLAG Atlantic USA Limited to recover an alleged preference payment under 11 U.S.C. sections 547, 550 of the Bankruptcy Code. Prior to PSINet filing for bankruptcy, FLAG Atlantic Limited and FLAG Atlantic USA Limited entered into a Capacity Right of Use Agreement with three affiliated PSINet entities. After PSINet defaulted on payments due on that agreement, on or about March 20, 2001, the parties entered into a Restated Capacity Right of Use Agreement, amended the capacity, amended the term and PSINet paid FLAG Atlantic Limited and FLAG Atlantic USA Limited $23.8 million. PSINet claimed that this payment could be avoided as a preference because it was made within 90 days of PSINet's bankruptcy, was on account of a prior debt and allowed FLAG Telecom, as a creditor of PSINet, to recover more than it would have if the payment had not occurred and it instead filed a claim in PSINet's bankruptcy. PSINet alleged that it was entitled to recover the amount of the payment, together with interest. FLAG Telecom filed an answer to the complaint in which it denied the allegations of the complaint and asserted several affirmative defenses. Because of Predecessor's own bankruptcy proceedings, PSINet's action was stayed. The PSINet action was settled in connection with the Plan and no further payments were made.

    RESOLUTION OF SOGETREL ACTION

    On July 15, 2002, Sogetrel, a company domiciled and doing business in France, commenced litigation against the French subsidiary of FLAG Atlantic Limited and FLAG Atlantic France Sarl, for alleged unpaid invoices. The amount of the claim was approximately E6.7 million. The claim was the subject of a motion for summary judgment, which was dismissed on March 27, 2002. In December 2002, the Sogetrel action was settled in an amount of E2.1 million.

    RESOLUTION OF EMPLOYMENT DISPUTE

    FLAG Limited was involved in a dispute with two former employees, Messrs. Reda and Jalil, which centered on the lawfulness of the termination of their employment contracts and the sums payable in that termination. The Court of Appeal of Bermuda ruled on this issue in our favor. Messrs. Reda and Jalil subsequently appealed to the Privy Council in the United Kingdom and the hearing took place on April 16-18, 2002. The Privy Council ruled on this issue in FLAG Telecom's favor on July 11, 2002. FLAG Telecom paid $1.7 million into an escrow account in Bermuda in October 2000. In 1999, Reda and Jalil received the sum of $0.9 million which was paid into Court. In October 2000, a further sum of $0.5 million was paid to them out of the escrow account. After the Privy Council decision another $0.6 million was paid out of the escrow. The remaining money in the escrow account was distributed to FLAG Telecom, part of which was used to pay the costs incurred in the Court of Appeal and the Privy Council.

    OTHER

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, with the exception of the disputes described above, the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Predecessor had $300 million 11 5/8% Senior Notes and E300 million 11 5/8% Senior Notes outstanding. We defaulted on these notes when Predecessor failed to make the required interest payments, due March 30, 2002.

    FLAG Limited had $430.0 million 8 1/4% Senior Notes outstanding. We defaulted on these notes when we filed for chapter 11 protection with the U.S. Bankruptcy Court in April 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended September 30, 2002, certain security holders and creditors of Predecessor and nine of its direct and indirect subsidiaries (collectively, the "Debtors") holding allowable claims against the Debtors or shares of equity securities of any of the Debtors (collectively, the "Creditors"), were solicited to vote on the Plan. Pursuant to the provisions of the United States Bankruptcy Code, only classes of holders of claims and interests entitled to vote on the Plan are:

    - classes treated as "impaired" by the Plan; and

    - classes entitled to receive a distribution.

    The Third Amended and Restated Disclosure Statement dated as of August 8, 2002, as modified, together with ballots and ballot/proxies were sent to the Creditors entitled to vote on or about August 12, 2002. The record date for the vote was August 1, 2002. The voting deadline was 3:00 p.m. Eastern Time on September 20, 2002.

    The Plan was accepted by Creditors holding in excess of two-thirds in amount and one-half in number of allowed claims against the Debtor in each of the classes of Creditors voting. On September 26, 2002, the United States District Bankruptcy Court for the Southern District of New York, finding that the Plan was feasible and in the best interest of the Creditors, confirmed the Plan. The effective date of the Plan was October 9, 2002.

    The initial board of directors (the "Board") of Successor was subsequently formed pursuant to Section 7.7.4 of the Plan. The Board is comprised of thirteen
(13) members, two (2) of whom are officers of Successor as required by Bermuda law, seven (7) of whom were nominated by the Subcommittee of FLAG Limited Bondholders (as defined in the Plan), three (3) of whom were nominated by Barclays Bank plc, acting on behalf of the FLAG Atlantic banks (as defined in the Plan), and one (1) of whom was nominated by the Creditors' Committee (as defined in the Plan).

    The officers of Successor appointed to serve on the Board were Andres Bande (Mr. Bande resigned on October 10, 2002; he was replaced by Mr. Patrick Gallagher on March 1, 2003) and Edward McCormack. The Subcommittee of FLAG Limited Bondholders nominated Messrs. Bradley E. Scher, Charles Macaluso, Eugene Davis, Robert Aquilina, Harry Hobbs, Anthony Cassara and Mark Spagnolo. Barclays Bank plc nominated Messrs. David Wilson, Ian Akhurst and Jack Dorfman. The Creditors' Committee nominated Mr. Anthony Pacchia.

    Pursuant to the Bye-Laws of Successor, the Board is divided into three classes, namely Class 1, Class 2 and Class 3, each class to have approximately the same number of directors as determined by the Board or any Nominating Committee of the Board. The initial term of the Class 1 Directors shall expire at the second annual general meeting. The initial term of the Class 2 Directors shall expire at the third annual general meeting and the initial term of the Class 3 Directors shall expire at the fourth annual general meeting. Following their initial terms, all classes of directors shall be elected to three-year terms. Each director shall serve until the expiration of such director's term or until such director's successor has been duly elected or appointed or until such director's office is otherwise vacated.

    The Class 1 Directors are Messrs. Anthony Pacchia, Ian Akhurst, Anthony Cassara and Patrick Gallagher. The Class 2 Directors are Messrs. Jack Dorfman, Bradley E. Scher, Mark Spagnolo and Edward McCormack. The Class 3 Directors are Messrs. David Wilson, Robert Aquilina, Harry Hobbs, Eugene Davis and Charles Macaluso.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 2.1   Third Amended and Restated Disclosure Statement and Third
       Amended and Restated Joint Plan of Reorganization of the
       Company (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated August 8,
       2002 and filed with the Commission on August 13, 2002).

 3.1   Memorandum of Association of FLAG Telecom Group Limited
       (incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated October 9, 2002 and filed with the Commission on October 15, 2002).

 3.2 Bye-Laws of FLAG Telecom Group Limited (incorporated by reference to Exhibit 4.2 filed with the Company's Current
       Report on Form 8-K dated October 9, 2002 and filed with the Commission on October 15, 2002).

 4.1 Indenture between the Registrant and The Bank of New York, as indenture trustee, dated October 9, 2002 (incorporated herein by reference to the Registrant's Post Effective
       Amendment No. 1 to its Application for Qualification of
       Indenture under the Trust Indenture Act of 1939 on
       Form T-3/A, filed on October 11, 2002).

 4.2   Form FNAL Note, dated as of May 16, 2002, between FLAG Asia
       Limited and a trade creditor (incorporated herein by reference to Exhibit 10.28 filed with the Company's Annual
       Report of Form 10-K for the period ended December 31, 2002 and filed with the Commission on July 3, 2003.)

 4.3   Form FNAL Guaranty, dated as of May 16, 2003, between the
       Company and a trade creditor (incorporated herein by reference to Exhibit 10.29 filed with the Company's Annual
       Report of Form 10-K for the period ended December 31, 2002 and filed with the Commission on July 3, 2003.)

 4.4 Form FNAL Security Agreement, dated as of May 16, 2002, among FLAG Asia Limited, FLAG Telecom Asia Limited, FLAG
       Telecom Taiwan Limited, FLAG Telecom Japan Limited,
       Wilmington Trust Company and a trade creditor (incorporated herein by reference to Exhibit 10.30 filed with the Company's Annual Report of Form 10-K for the period ended
       December 31, 2002 and filed with the Commission on July 3,
       2003.)

99.1*  Risk Factors Affecting Future Financial Performance.

99.2*  Certification of the Chief Executive Officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*  Certification of the Chief Financial Officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*   Filed herewith.

    (b) Reports on Form 8-K.

    The Company filed the following Form 8-K Current Reports during the period from April 1, 2002 through September 30, 2002:

April 10, 2002  Incorporating press release announcing the Board of
                Directors of Predecessor approved a proposal to restructure the obligations of Predecessor and its subsidiaries.

April 25, 2002  Reporting the filing of Predecessor and certain of its subsidiaries under chapter 11 on April 12 and 23, respectively, and the parallel ancillary petition filed by Predecessor and certain of its subsidiaries in Bermuda.
                Incorporating press releases on these announcements dated
                April 12 and 19, 2002.

June 18, 2002   Incorporating press release announcing that Predecessor has been notified by the Nasdaq Qualifications Hearing Panel of its decision to delist Predecessor's common stock from the
                Nasdaq National Market, effective June 13, 2002.

July 5, 2002    Incorporating press release announcing that Predecessor has filed a Plan of Reorganization and related Disclosure
                Statement in the U.S. Bankruptcy Court for the Southern
                District of New York.

Aug. 7, 2002    Reporting the resignation of Arthur Andersen as auditor of
                Predecessor, effective July 31, 2002.

Aug. 13, 2002   Announcing that Predecessor will delay the filing of its
                interim financial statements on Form 10-Q for the quarter
                ended June 30, 2002 until it has a new auditor in place to review its interim financial statements. The report
                incorporates a press release dated August 13, 2002 on the
                delay of the filing and the Third Amended and Restated
                Disclosure Statement attaching the Third Amended and
                Restated Joint Plan of Reorganization of Predecessor under chapter 11 of the Bankruptcy Code, dated August 8, 2002.

Sept 30, 2002   Announcing that the Plan was confirmed by the U.S.
                Bankruptcy Court at a hearing on September 26, 2002.
                Incorporating press releases on these announcements dated
                September 26, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of July 2003.

                                                       FLAG TELECOM GROUP LIMITED

                                                       By:            /s/ MICHEL CAYOUETTE
                                                            ----------------------------------------
                                                                        Michel Cayouette
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:             /s/ KEES VAN OPHEM
                                                            ----------------------------------------
                                                                         Kees van Ophem
                                                             GENERAL COUNSEL AND ASSISTANT SECRETARY

                                 CERTIFICATIONS

I, Patrick Gallagher, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of FLAG Telecom Group Limited;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

                                                  /s/ PATRICK GALLAGHER
                                                  --------------------------------------------------
                                                  Name:  Patrick Gallagher
                                                  Title: CHIEF EXECUTIVE OFFICER

I, Michel Cayouette, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of FLAG Telecom Group Limited;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

                                                  /s/ MICHEL CAYOUETTE
                                                  --------------------------------------------------
                                                  Name:  Michel Cayouette
                                                  Title: CHIEF FINANCIAL OFFICER