Form 10-K
period 2002-12-31
FLAG TELECOM GROUP LTD
filed 2003-07-03
CIK 1102752

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                         ------------------------------

                          BERMUDA                                                    CEDAR HOUSE
              (State or other jurisdiction of                                      41 CEDAR AVENUE
              incorporation or organization)                                   HAMILTON HM12, BERMUDA
                                                                       (Address of principal executive office)
                                                                                 www.flagtelecom.com

                                +1-441-296-0909
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Shares, $1.00 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of FLAG Telecom Holdings Limited, the predecessor company of the registrant ("Predecessor"), as of June 30, 2002 was $35,350,000, based on the closing price of the Predecessor's common shares on June 28, 2002, the last business day of the Predecessor's most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the Predecessor are assumed to be all shareholders of the Predecessor other than (i) directors of the Predecessor, (ii) executive officers of the Predecessor and (iii) any shareholder that beneficially owns 10% or more of the Predecessor's common shares as identified in the Predecessor's Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Predecessor or the registrant.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities confirmed by a court. Yes /X/ No / /

    The number of the registrant's Common Shares outstanding as of June 15, 2003 was 2,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Among the factors that could cause our future results to differ from those reflected in forward-looking statements are the risks discussed in this Form 10-K under the heading "Business--Risk Factors" beginning on page 13. Please read those risk factors carefully.

                           FLAG TELECOM GROUP LIMITED
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
Part I

Item 1.                 Business....................................................      1

Item 2.                 Properties..................................................     24

Item 3.                 Legal Proceedings...........................................     25

Item 4.                 Submission of Matters to a Vote of Security Holders.........     28

Part II

Item 5.                 Market For Registrant's Common Equity and Related
                        Stockholder Matters.........................................     28

Item 6.                 Selected Financial Data.....................................     30

Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     35

Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     58

Item 8.                 Financial Statements and Supplementary Data.................     60

Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     60

Part III

Item 10.                Directors and Executive Officers of the Registrant..........     60

Item 11.                Executive Compensation......................................     64

Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     73

Item 13.                Certain Relationships and Related Transactions..............     76

Item 14.                Controls and Procedures.....................................     78

Item 15.                Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................     79

Financial Statements................................................................    F-1

Signatures..........................................................................    S-1

Certifications......................................................................    C-1

                                     PART I

ITEM 1. BUSINESS

    References in this Annual Report on Form 10-K to "FLAG Telecom", "we" or "us" refer to FLAG Telecom Group Limited, a Bermuda company, and, unless the context otherwise requires or is otherwise expressly stated, its predecessor and its subsidiaries. FLAG Telecom Holdings Limited, a Bermuda company ("Predecessor") is the predecessor company of FLAG Telecom. On October 9, 2002 (the "Effective Date"), Predecessor transferred substantially all of its assets and certain liabilities, at fair value, to FLAG Telecom, as a part of transactions contemplated by a Plan of Reorganization (the "Plan") of Predecessor and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code and its Bermuda equivalent, the Bermuda Schemes of Arrangement. See "Legal Proceedings" for a more detailed discussion of the Plan.

    We file reports with the Securities and Exchange Commission, including Annual Reports on Form 10K, Quarterly Reports on Form 10Q and other information. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

INTRODUCTION

    We are a multinational corporate organization made up of multiple corporate entities. We operate a global telecommunications network comprised of advanced fiber-optic cable systems and interfaces that are owned by, leased to, or otherwise available to our company. Over our global network, we offer a variety of telecommunications products and services, including internet protocol ("IP") transit, IP point-to-point, leased capacity services, managed bandwidth service, co-location services and long-term rights of use in capacity. We are a "carriers' carrier", meaning that our target customer base is the international wholesale broadband market, consisting of established carriers or major public telephone operator incumbents, alternate carriers, application service providers ("ASPs"), internet service providers ("ISPs") and other bandwidth intensive users, rather than individual telecommunications consumers.

    At the time of Predecessor's inception, we set out to build a global telecommunications network and to leverage the revenue generating ability of that network by overlaying a range of products and services focused on serving the needs of the telecommunications industry. We have built out our systems on budget and developed an established base of over 180 customers, many of which are the world's leading telecommunications companies. Our network is currently fully operational.

    Our market and business strategy since Predecessor's inception has not changed in principle. What has changed, quite dramatically, is the economic climate and the financial challenges imposed on our competitors, customers, potential customers and us. Overcapacity in many regions, as well as lower than anticipated demand, have led to dramatic declines in prices, the unavailability of new capital and a number of chapter 11 filings in the industry, including a filing by Predecessor and certain subsidiaries in April 2002. Although we emerged from chapter 11 on October 9, 2002 with our global network intact and successfully restructured, many of our customers have limited or are limiting their capital commitments to an absolute minimum, only committing to investments where directly warranted by underlying demand. In these difficult market conditions we intend to continue to operate our business conservatively, with a view to serving our customers, conserving our resources and managing our company prudently in the current difficult telecommunications market.

    Going forward, our operating strategy in the current economic climate is to leverage the network we have in place today to the maximum extent possible. This involves continuing to serve our customers, focusing our capital expenditures, carefully managing our costs and growing the business by:

    - serving the core backbone needs of larger telecommunications and Internet companies;

    - focusing on regions where we have competitive advantages, such as the Middle East and Asia, and specializing in hard to reach places with favorable competitive dynamics; and

    - increasing the revenue generating capability of the network by adding another tier of services, focusing on developing the IP layer, increasing our points of presence ("PoPs"), when financially feasible, and entering into new bandwidth intensive markets.

    We intend to continue to operate our business in a focused manner, providing capacity to traditional and financially stable new carriers, internet service providers and other content providers and concentrating on geographic regions in which we have a competitive advantage. We have managed and intend to continue to manage our business conservatively and have attempted and continue to attempt to focus on our core products and services and only to build our own networks where economical.

OUR GLOBAL NETWORK

    We have developed a global fiber-optic network through our own build out and collaboration with third parties. We set out below the principal features, geographical reach and status of development of our global network.

    OUR OWN NETWORK

    The following table provides information on the network that we have built since our Predecessor's inception.

PRINCIPAL FEATURES                WHAT CITIES/COUNTRIES DOES IT REACH?  STATUS OF CONSTRUCTION AND CAPACITY
------------------                ------------------------------------  -----------------------------------
FLAG EUROPE-ASIA ("FEA") links    The system comes ashore at 16         The FEA system was placed into
  the telecommunications markets  operational landings in 13            commercial service in November
  of Western Europe and Japan     countries:                            1997. It has an aggregate capacity
  through the Middle East,        - Porthcurno, UK                      of 10 gigabits per second,
  India, South East Asia and      - Estepona, Spain                     transmitting on two fiber pairs.
  China. The FEA system consists  - Palermo, Italy                      The system incorporates synchronous
  of approximately 28,000         - Alexandria, Egypt                   digital hierarchy ("SDH"), which is
  kilometers of undersea          - Suez, Egypt                         the current international standard
  fiber-optic cable with a 580    - Aqaba, Jordan                       for digital transmission and
  kilometer dual land crossing    - Jeddah, Saudi Arabia                management.
  in Egypt and a 450 kilometer    - Fujairah, United Arab Emirates      The FEA system is currently being
  dual land crossing in           - Mumbai, India                       upgraded to install additional
  Thailand.                       - Songkhla, Thailand                  capacity on segments that are
                                  - Penang, Malaysia                    approaching full utilization.
                                  - Lantau Island, Hong Kong, China     During early 2003, additional
                                  - Shanghai, China                     capacity has been added on the
                                  - Keoje-do, Korea                     segments between the UK and Egypt.
                                  - Ninomiya, Japan                     Further upgrades will be performed
                                  - Miura, Japan                        on a segment-by-segment basis as
                                                                        and when existing capacity
                                                                        approaches full utilization. On
                                                                        advice from leading equipment
                                                                        vendors, we currently believe that
                                                                        the transmission capacity of the
                                                                        FEA system is upgradeable to a
                                                                        maximum of 80 gigabits per second.

PRINCIPAL FEATURES                WHAT CITIES/COUNTRIES DOES IT REACH?  STATUS OF CONSTRUCTION AND CAPACITY
------------------                ------------------------------------  -----------------------------------
FLAG ATLANTIC-1 ("FA-1") is a     There are an aggregate of nine PoPs   FA-1 is fully operational. It is
  14,500 kilometer city-to-city   in London (3), Paris (3) and New      interconnected to a range of major
  service linking New York,       York (3) to which the system          telehouses (central co-location
  London and Paris over an        connects. The FA-1 system comes       points) in each city through our
  infrastructure owned and        ashore at four locations:             metro ring development (as
  managed by us.                  - Long Beach, New York                described below). The full loop was
                                  - Crab Meadow Beach, New York         placed into commercial service in
                                  - Skewjack, UK                        the third quarter of 2001.
                                  - Plerin, France                      FA-1 is a six fiber pair, dual
                                                                        cable loop system with a combined
                                                                        design capacity of 4.8 terabits per
                                                                        second (2.4 terabits per second on
                                                                        each cable) using Dense Wave
                                                                        Division Multiplexing ("DWDM")
                                                                        technology.

FLAG NORTH ASIAN LOOP ("FNAL"),   We have an aggregate of six PoPs in   FNAL is a six fiber pair, fully
  our latest development, is      Hong Kong (1), Tokyo (2), Taipei (1)  resilient system with an initial
  designed to support the growth  and Seoul (2) to which the system     combined capacity of 320 gigabits
  in intra-Asian Internet         connects. The system comes ashore at  per second, upgradeable to 2.4 to
  traffic. FNAL has been          four locations:                       3.8 terabits per second using DWDM
  developed in conjunction with   - Tong Fuk, Hong Kong                 technology. FNAL has been fully
  Networks Hong Kong, Ltd.        - Toucheng, Taiwan                    operational since July 2002.
  ("Reach") to offer intra-       - Busan, Korea
  regional, city-to-city          - Wada, Japan
  connectivity between the high   FNAL is connected to FEA in Hong
  traffic centers of Hong Kong,   Kong and Japan, and to two
  Seoul, Tokyo and Taipei.        trans-Pacific cable systems on which
                                  we own facilities, the PC-1 and
                                  Japan-U.S. networks.

    CAPACITY ACQUIRED FROM OTHER CARRIERS

    Where rapid access to a market is required, or where we do not believe it is economically feasible to expand our network on our own, we seek to enter into arrangements with third parties to develop network extensions using their existing networks. Purchasing or leasing capacity from other industry participants enables us to extend our global network into geographical regions where we do not have a network footprint at normally a lower cost than constructing our own capacity. In today's market conditions, purchasing and leasing enables us to access capacity where we might not be able to construct our own network.

    For example, in 2002 we purchased or leased the following third party network assets:

    - Capacity on the Japan-U.S. consortium cable system between Tokyo and Los Angeles in order to link FNAL with the west coast of the U.S.;

    - Capacity on the PC-1 cable system between Tokyo and San Francisco in order to link FNAL with the west coast of the U.S.;

    - Capacity on the U.S. network of Global Crossing between Los Angeles, San Francisco and New York, in order to fulfill our requirements for carrying traffic across the U.S.;

    - Capacity into Singapore in order to meet both customer and regulatory requirements; and

    - Capacity on the FLAG Europe system (see below).

    The above network assets also include five PoPs located in Amsterdam, Singapore, Madrid, San Francisco and Los Angeles. In each case, management believed that it was more cost effective to acquire or lease capacity from third parties than to expand our network independently.

    We believe that this flexible approach to expanding our network allows us to benefit from the assets of our partners, while also reducing the capital expenditures required to develop our network. It also allows us to better match revenues and costs as the purchasing or leasing of off-network capacity is driven by underlying demand. This approach also increases the speed with which we can add new destinations to our network.

    The FLAG Europe system, which originally linked Paris to Brussels, Amsterdam, Dusseldorf and Frankfurt, and which we developed in association with Verizon Communications Inc. and was acquired from KPNQwest, is no longer in service as a result of the KPNQwest liquidation. In May 2003 we announced a new agreement with Verizon Global Solutions, which will provide a new European network. This agreement will improve our ability to meet our customers' connectivity needs between Europe, the United States and Asia by providing connectivity to two new POPs, which we intend to establish in Amsterdam and Frankfurt. These new PoPs are expected to support our full range of bandwidth and IP services and will provide seamless connectivity to our submarine cable systems, FA-1, FEA and FNAL. Supplementing our existing European PoPs in London and Paris is expected to enable us to offer direct connectivity into and out of Europe's four largest international traffic hubs. The two new PoPs and European network are expected to be fully in service during the first quarter of 2004, with Verizon providing capacity, project management services and the installation and commissioning of Synchronous Digital Hierarchy ("SDH") equipment at no additional cost to FLAG as part of a new Commercial Agreement.

    NETWORK OPERATING CENTERS

    We monitor our global network on a proactive basis from two network operating centers which use advanced monitoring technology, one of which provides 24 hours a day, seven days a week coverage. These centers are equipped to detect and handle incidents and, where possible, quickly re-route traffic in the event of a fault.

    Our network operating centers are located at Heathrow in England and Fujairah in the United Arab Emirates. The Heathrow network operating center, together with local emergency server facilities, can monitor our entire global network. The Fujairah network operating center can presently only monitor FEA but we are planning to implement a project to allow the monitoring of FA-1 and FNAL from Fujairah.

    METRO RING SITES AND POINTS OF PRESENCE

    We have developed metro rings in New York, Paris, London and Tokyo. A metro ring is a metropolitan fiber ring, which connects our PoPs with the major telehouses in a metropolitan area and facilitates traffic terminating at a customer's site from our major traffic routes.

    We currently have or have access to 25 PoPs or Virtual Points of Presence ("vPoPs") (as described below under "Business Strategy") in 14 countries on four continents. We have PoPs or vPoPs in the following locations:

POPS                                                              VPOPS
----                                                        -----------------
Hong Kong, China(1)                                         Shanghai, China
Paris, France(3)                                            Cairo, Egypt
London, United Kingdom(3)                                   Tehran, Iran
Tokyo, Japan(2)                                             Karachi, Pakistan
Frankfurt, Germany
Seoul, Korea(2)
Amsterdam, Netherlands
Singapore, Singapore
Madrid, Spain
Taipei, Taiwan
San Francisco, United States
New York, United States(3)
Los Angeles, United States

    For additional details regarding metro rings, PoPs and vPoPs, see "Business Strategy" below.

BUSINESS STRATEGY

    Our goal is to establish FLAG Telecom as a leading independent global transport and network services provider. We aim to offer an innovative range of products and services to the international carrier community and content providers, including ASPs and ISPs, across our global network. We believe that our network is optimized to support the next generation of IP services.

    Our global network makes it possible for us to offer our customers one of the widest ranges of destinations available. As well as serving high volume routes, our network provides connectivity into many hard-to-reach locations, including the Middle East and Asia Pacific regions. Our network can connect our customers to the majority of the world's population (in conjunction with appropriate domestic access networks) and most of the world's major business centers. We have strong relationships with other network operators and local providers that enable us to offer end-to-end service straight to the markets our customers want to serve.

    Since February 2000, when Predecessor consummated its initial public offering of common shares, much of our attention has been focused on completing the construction of our global network to provide seamless service capability and improving our range of products and services. In 2002, despite filing for chapter 11 protection and undergoing a major financial restructuring, we were able to achieve a number of key milestones:

    - The FNAL system was brought into full commercial service;

    - PoPs were established in Los Angeles, Taipei and Seoul;

    - vPoPs were established in Karachi and Tehran;

    - Connectivity to major Internet exchanges, PAIX, LINX, NYIX, JPIX, AMSIX, HKIX, KINX, ESPANIX and SFINX, was established;

    - The Cairo Regional Internet Exchange was developed and launched; and

    - A program of demand-led capacity upgrades on certain segments of the FEA system was initiated.

    Our network is now operational on all the routes we own. To increase the revenue generating capability of our global network in a time of sharply declining prices, we have moved our focus away from the construction of our global network and into a phase of leveraging our global network by building the volume of traffic and the value of that traffic on our network.

    The principal elements of our business strategy to achieve these objectives include:

    - enhancing the connectivity between our network and other networks to enable new customers to readily move their traffic onto our global network;

    - deepening and broadening our relationships with our customers; and

    - expanding the range of products and services that we offer our customers.

ENHANCING THE CONNECTIVITY BETWEEN OUR NETWORK AND OTHER (REGIONAL FEEDER) NETWORKS TO ENABLE NEW CUSTOMERS TO READILY MOVE THEIR TRAFFIC ONTO OUR GLOBAL NETWORK

    Our global network serves the world's major traffic routes. In order to attract new customers and to retain existing customers, we aim to make it easier for them to access our network. In 2002, we achieved this by:

    - acquiring backbone network in areas where we have not built networks ourselves;

    - building metro rings in major cities so as to provide access in a broader range of commercial telehouses; and

    - extending our network of PoPs or vPoPs into cities near our global network or our customers.

ACQUIRING BACKBONE NETWORK IN AREAS WHERE WE HAVE NOT BUILT NETWORKS OURSELVES

    We believe that, in order to achieve our goal of being a leading independent international network services provider, we must offer broad international reach. Major changes in market conditions have caused us to shift away from "build" towards "buy" in most areas. In 2000, we had hoped to build out our network infrastructure independently, believing that owning network infrastructure would offer significant competitive advantages by securing both an end-to-end control of capacity and a low unit cost structure. We still believe that there are advantages to owning the underlying infrastructure which we operate end-to-end. However, we acknowledge that the economics of building new systems have been altered by the current levels of supply and demand, the state of the capital markets and the ability to purchase capacity over different systems. We believe we can still achieve our business needs by purchasing capacity, wavelengths or fiber on existing infrastructure with appropriate service level guarantees on an end-to-end basis. This has been our primary focus with respect to new network commitments in 2002 and in the latter part of 2001, since we decided to discontinue an intended build out across the Pacific (for details see "Capacity Acquired From Other Carriers" in the "Our Global Network" section above).

    By utilizing capacity on third party networks in this way, we have expanded our global network to enable us to reach new customers in important markets and to offer our existing customers a broader range of destinations. By building and using our own high capacity global network we are able to offer low cost bandwidth and IP services to the many regional carriers and ISPs that do not have their own networks outside their home territory. Additionally, having an extensive network under the control of our own network management systems enables us to offer end-to-end solutions for customers who otherwise might have to piece together multiple components purchased from different providers.

    We intend to pursue multiple approaches to obtaining city-to-city connectivity to increase the attractiveness of our global network and to meet increasing customer demand for connectivity into the major international business centers.

METRO RINGS IN MAJOR CITIES

    Following the completion of the FA-1 cable system, we constructed metro rings in New York, Paris and London, the three cities in which FA-1 terminates. These metro rings act as hubs in the critical origination/termination points for our trans-Atlantic customer traffic. The benefits of metro rings are that they:

    - allow us to reach a much larger number of customers directly on our own network;

    - improve the quality of service we provide; and

    - offer an alternative to the costly and time-consuming process required for a customer to build its own connections from telehouses into our global network.

In addition, in March 2002, we completed a metro ring between our three PoPs in Tokyo to service customers in Japan.

EXTENDING OUR NETWORK OF POPS

    We look to establish PoPs at locations near to our global network or our customers so as to increase traffic volume on our core network. We currently have 25 PoPs or vPoPs in 14 countries on four continents. The majority of our PoPs are equipped to provide managed bandwidth service (as described below), while a growing number are also able to offer IP services to enable our customers to connect into the major Internet exchanges. At most PoPs, our customers are able to install and operate their own equipment with our co-location service. Through our relationships with local network providers, we can often set up and manage the local connection from our PoPs to our customers' sites.

    We select the locations of our PoPs in an effort to maximize the potential of attracting local customer traffic onto our global network. We attempt to maximize this potential in two ways:

    - We choose locations for our PoPs where we believe there will be demand for our global network and where we can connect the PoP to the main traffic routes on our network in a cost effective manner.

    - Our PoPs, which are a physical presence in a location, form a basis of, and give momentum to, sales and marketing activity in that region that we would otherwise not be able to achieve.

DEEPENING AND BROADENING OUR RELATIONSHIPS WITH OUR CUSTOMERS

    We believe that we have established a reputation as a leading carriers' carrier. We are now overlaying our network with a range of value-added services that will enable carriers, ISPs, ASPs and other content providers worldwide to take advantage of the latest generation of telecommunications and internet services.

    In 2002, we deepened and broadened our relationships with our customers by:

    - meeting the needs of major carriers for the core international network;

    - using our innovative vPoP model to gain deeper access to regulated markets; and

    - expanding our customer base to encompass new participants.

MEETING CARRIER NEEDS FOR CORE INTERNATIONAL NETWORK

    Our main target carrier customers are the largest carriers and ISPs in the world. Typically these are incumbent public telephone operators ("PTOs") or major global operators. Our aim is for our carrier customers to use our global network to meet their core international network needs so that our network effectively becomes part of the backbone of their international carrier network.

USING OUR INNOVATIVE VPOP MODEL TO GAIN DEEPER ACCESS TO REGULATED MARKETS

    Like most of our competitors, we are restricted from providing telecommunications services directly to customers in regulated countries such as Egypt, China, Iran and Pakistan. We believe that our experience in operating in such markets is a competitive advantage when it comes to forming alliances with incumbent operators in such regulated territories. We have developed a business proposition which we call the virtual point of presence or "vPoP", designed to enable us to form key relationships with incumbents in regulated territories and help position us to develop our own networks at such time as the territories deregulate. The vPoP concept is a commercial arrangement under which we collaborate with a local incumbent to provide a city center point of presence connected to the nearest landing point on our global network, and to sell city-to-city services on an end-to-end basis. Revenues are generated for us and our local partner both through local customers using the service out of the city vPoP, and from international customers using the service into the city vPoP. The revenues generated are shared in an agreed percentage between the local partner and ourselves.

    With existing vPoPs in Egypt and China already in place, we announced during 2002 milestone agreements to establish vPoPs in Pakistan and Iran. The service to Karachi, Pakistan is provided with the network and support of Pakistan Telecommunication Limited Company. The service to Tehran, Iran is provided with the network and support of the Telecommunications Company of Iran.

EXPANDING OUR CUSTOMER BASE TO ENCOMPASS NEW PARTICIPANTS

    We believe that we are well positioned to serve content providers who have very high bandwidth demand that requires them to move vast amounts of digital information quickly between two distant points on the globe.

EXPANDING THE RANGE OF PRODUCTS AND SERVICES WE OFFER OUR CUSTOMERS

    Our core market continues to be based on providing traditional transport services in the form of bandwidth sales to carriers. Contract values from these traditional carrier service offerings accounted for approximately 80% of total contract values in 2002. We continue to offer traditional carrier service offerings, including "lifetime of the system" right of use ("ROU") products and leased services (usually one-year leases) designed to assist carriers in managing their international network capacity needs in a flexible way.

    In addition to these traditional services, we offer a portfolio of network services to both existing and new customers. These network services, which consist of managed bandwidth service, flexible bandwidth service, IP services and co-location services, accounted for 20% of our total contract values for 2002. Our growing IP services business accounted for 2% of our total contract values for 2002.

    We offer a range of products and services which use a state-of-the-art SDH-based and IP-enabled global network infrastructure and are designed to meet the needs of a wide range of international carriers, ISPs and content providers. The FLAG global network, except FEA, offers multi-terabit scalability around the globe. Our current product and service offerings are as follows:

    RIGHT OF USE ("ROU") AND LEASED CAPACITY SERVICESS: Our traditional carrier service offerings include "lifetime of the system" ROU products and shorter term leased capacity products. We offer these products on all routes on our global network. These services are offered with the option of restoration on alternative systems where capacity is bought or leased on non-redundant systems. We undertake the responsibility of operating and maintaining the system and the services on the system. An annual operations and maintenance fee is charged to customers buying lifetime ROU capacity. For shorter term leases, this fee is typically included in the annual lease charge.

    OTHER TRADITIONAL CARRIER SERVICES: Customers are finding it increasingly difficult to predict their future needs for bandwidth capacity and we have responded by offering a range of products that help our customers manage their network capacity in a flexible way. Leasing periods range from a few months to five years. We also offer a lease-to-buy option that enables our customers to convert a capacity lease into a lifetime ROU.

    We also offer a growing range of value-added services including:

    MANAGED BANDWIDTH SERVICE: Our managed bandwidth service provides customers with a seamless, full-channel service that packages in-country backhaul with submarine and terrestrial cable systems to extend service to our city center PoPs. Connectivity is available at speeds of E1, DS3, STM-1, STM-4, STM-16 and STM-64 throughout Asia, Europe, North America and the Middle East. The service is backed by a high quality service level availability guarantee for service delivery and availability. We also offer a range of flexible and competitive commercial terms for one, two and five-year periods, with a range of billing and currency options.

    FLEXIBLE BANDWIDTH SERVICE: Our flexible bandwidth service gives our customers a high degree of control of the network capacity they lease from us. Customers have short turn-up times and the flexibility to turn up, turn down, or turn off capacity to match demand without the penalty of up-front payment.

    CO-LOCATION SERVICE: Our co-location service offers customers who connect directly to our global network the ability to install and operate their equipment in our co-location centers. Co-location is available at our PoPs in Hong Kong, Seoul, Taipei, Tokyo, Singapore, London, Paris, Madrid, New York and Los Angeles.

    IP SERVICES: We own and manage the FLAG Global IP network, providing end-to-end control over quality and cost and the ability to deliver traffic both eastward and westward around the globe. Carrier grade routers are meshed across the network and multi protocol label switching ("MPLS") is used to increase speed of delivery and traffic management. The network consists of a single autonomous system designed to maximize efficiency. Customers can access our IP services from multiple gateways across North America, Europe, the Middle East and Asia. We have established peering relationships across each of these continents allowing us to retrieve Internet content as close to source as possible, minimizing latency (time delay), overhead and maximizing quality. We offer a range of advanced IP services that address specific requirements for global content retrieval and traffic delivery:

    - OUR GLOBAL IP TRANSIT SERVICE provides high quality connection to the global Internet via public and private peering arrangements at speeds up to a gigabit per second. Access is offered from any city on our global network. We have peering arrangements at most global Internet traffic exchanges and we are continually enhancing the coverage and depth of our service.

    - OUR VIRTUAL NETWORK ACCESS POINT ("V-NAP") SERVICE delivers the twin benefits of cost-efficiency and improved performance to ISPs and content providers seeking extended peering. V-NAP uses advanced IP technologies (including Layer 2 VPN (Virtual Private Network) technology and MPLS tunneling techniques) to offer customers fast, cost-effective secure IP connectivity to the world's major Internet exchange points. Implementation of MPLS in an IP network is intended to improve scalability, performance, reliability and efficiency. Our V-NAP service includes the physical connectivity and routing equipment at the network access point ("NAP"), co-location and management services. This allows our customers to save time and cost compared with installing dedicated connections and routers in the same NAPs.

    - OUR GLOBAL ETHERNET SERVICE enables customers to easily extend their local area networks, wide area networks or Internet backbone to major global business centers on the FLAG network. Customers are able to connect through their existing equipment and enjoy the benefits of a standard, ubiquitous interface, low unit cost, extremely high speed and flexible turn up in small increments up to 1,000 megabits per second. Global ethernet is extended locally through local loop partnership arrangements.

MARKETING AND SALES

    We currently market our network capacity and telecommunications products and services globally through a sales and marketing force of approximately 60 people in the following locations:

    - regional sales offices for North America (New York), Europe (London), the Middle East and Africa (Dubai) and Asia Pacific (Hong Kong); and

    - local sales offices or other sales presences in Spain (Madrid), France (Paris), Germany (Frankfurt), Korea (Seoul), Italy (Rome), China (Beijing), Japan (Tokyo), Egypt (Cairo) and Taiwan (Taipei).

    Each of our regional sales offices is led by a team of senior sales representatives or advisors who are based locally in that region. Our marketing and sales team has extensive experience in the telecommunications industry and has very strong ties to the regions in which our offices are located.

    Our regional and local offices are our primary points of customer contact. The sales representatives in these offices are responsible for promoting sales, providing customer information, facilitating customer purchases on our network and ensuring customer satisfaction. To enhance this regional focus to our marketing and sales efforts, and to address the special needs of our global customers, we have also adopted a global customer support strategy. This strategy is designed to provide multiple points of contact and support for our customers in our organization, at both the regional and senior executive level, so that we can efficiently and conveniently meet the global telecommunications needs of these customers. Members of our senior management participate in these strategic sales relationships.

    CUSTOMERS

    We have an established customer base of over 180 customers, many of which are the world's leading telecommunications and Internet companies. Our principal customers are international licensed telecommunications companies, emerging telecommunications companies and ISPs. Our customers have experienced slower growth in demand than had been expected and this has led to a higher risk of financial distress or even bankruptcy for our customers. Many of our customers are capital constrained or heavily indebted and are willing to invest in network capacity only if it is earmarked by underlying demand.

    As many capacity sales in the international wholesale market are based on long-term ROUs, customers place great emphasis on the long-term financial viability of potential suppliers. Despite our financial restructuring during 2002, we signed over 70 new contracts during the period in which we were involved in bankruptcy proceedings. We believe that our timely exit from chapter 11 in early October 2002, ahead of many of our competitors, with our global network substantially intact, has enhanced our credibility in the market as a viable operator for the long-term. This customer confidence is evidenced by continued sales in all regions and many sales prospects, some of them substantial, at the end of 2002.

    We have perceived that customers are more demanding in terms of service quality levels and cost effectiveness of solutions, and are increasingly concerned by the financial stability of their telecommunications service providers. The products and key attributes driving the purchasing decisions of our customers vary by the type of customers we serve. We believe that the trends affecting the types of customers we serve are as follows:

    - GLOBAL CARRIERS. The market downturn has significantly affected global carriers. They are now entering a period of focus, consolidation and tight cash flow management. We believe that their own network expansion and upgrade will be driven by short-term planning in response to customer demand, rather than speculative expansion.

    - INCUMBENT PUBLIC TELEPHONE OPERATORS ("PTOS") AND REGIONAL CARRIERS. These customers contribute significantly to our revenues. They use us to supplement existing club system (consortium) investments, as most purchase capacity on multiple systems to meet resiliency needs. We believe that they will continue to be attracted by our ability to bundle in managed IP services with the provision of capacity, route either way around the world, and our independent status, as evidenced by our high level of repeat business. Quality of service, financial security and price competitiveness are key attributes to win business with these customers. These customers typically purchase capacity in the form of ROUs and leases. While the adoption of short-term leases gains pace, we still sell a significant proportion of our capacity in the form of long-term ROUs. The typical purchases are at the STM-1 (Synchronous Transport Module) to STM-4 capacity level delivered into a city telehouse or internet exchange.

    - TIER TWO CARRIERS, ISPS, ASPS AND OTHER CONTENT PROVIDERS. These customers typically demand high quality of service at low prices. Increasingly, customers require a high degree of flexibility in provisioning and may demand a "pay per use" approach. We are seeing trends towards purchase on demand for these types of customers, mainly for short-term leases. Most services are delivered into the customer premises and the services are bundled with very strict service level agreement terms.

    No individual customer accounted for greater than 10% of revenues in 2002.

    We derive all of our revenue from customers located outside of Bermuda. The revenue generated by geographic location of our customers, consisting of capacity in various segments on our global network, is as follows:

($ in thousands)

                                                             (UNAUDITED)
                                                              COMBINED
REVENUE:                                                        2002         2001       2000
--------                                                     -----------   --------   --------
North America..............................................   $ 78,263     $ 49,885   $ 19,000
Europe.....................................................     30,532       53,117     23,293
Middle East................................................     25,306       17,487     26,328
Asia.......................................................     55,980       43,120     31,641
                                                              --------     --------   --------
Total geographic revenue...................................    190,081      163,909    100,262
Amortization of performance obligations under long-term
  contracts................................................      9,857           --         --
                                                              --------     --------   --------
Consolidated Revenue.......................................   $199,938     $163,609   $100,262
                                                              ========     ========   ========

COMPETITION

    As a global network services provider, we compete in a wide variety of geographic markets, in which we face, and expect in the future to face, specific regional competitors including consortium cable companies, generally owned by PTOs. We also compete against a small number of other companies that have built global networks.

    We believe that there is substantial oversupply in many key markets, such as the trans-Atlantic and intra-European routes. The announcements by 360networks, Inc. (now known as 360networks Corporation), Global Crossing Ltd., WorldCom, Inc., KPNQwest N.V., Carrier 1 International S.A. and others that they have filed for bankruptcy protection under chapter 11 or have gone into liquidation, have exacerbated the oversupply situation by putting further downward pressures on margins as a result of the need to dispose of assets at distressed prices. However, these bankruptcies, along with the withdrawal of some competitors from certain regional markets, does make the market for our services slightly less competitive in some areas.

    We anticipate that certain assets from distressed companies will be recycled and acquired by others at a lower cost than has been incurred by those companies that built the networks themselves and that this may cause further price erosion. However, since our financial restructuring, our lower debt levels and reduced operating cost base should put us in a position to compete. In addition, we believe that keeping our network intact following our exit from chapter 11 will give us a good competitive advantage in a market where customers are increasingly concerned about quality of service and reliability.

    We compete, or expect to compete, in five key geographical markets:

    - global network services;

    - trans-Atlantic services;

    - Middle Eastern services;

    - intra-Asian services; and

    - Europe-Asia long haul services.

    A small number of companies have global networks. We continue to believe that because of the high cost and complexity of building and operating global networks, there will continue to be a limited number of companies in the global capacity market. Our main competitors in the global capacity market are Cable & Wireless, plc ("Cable & Wireless"), TyCo Telecommunications, Inc. ("Tyco"), Global Crossing Ltd. ("Global Crossing") and WorldCom, Inc. ("WorldCom"), and the club systems developed by consortium cable systems.

    We believe our key competitors in the trans-Atlantic services market are TyCom Atlantic, the TAT-14 consortium system, Cable & Wireless/Apollo, Global Crossing (AC-1/AC-2), and Level 3 Communications, Inc. ("Level 3"). In addition, resellers of capacity on these systems and on our FA-1 system, are putting pressure on margins at lower levels of capacity, such as at the STM-1 to STM-4 levels. We are aware that other competitors who are experiencing financial difficulties are trying to offload excess inventory. Recycling excess inventory has had the effect of putting downward pressure on pricing.

    We currently believe that demand in the Middle East remains strong. Our key competitors in the Middle Eastern market are the Sea Me We 3 ("SMW3") consortium cable system and a small number of incumbent carriers in the IP sector. Prices have fallen gradually over time but price declines are not as severe as has been witnessed in the more competitive regions such as Europe and trans-Atlantic.

    We believe our key competitors in the intra-Asian services market are the Asia Pacific Cable Network 2, Asia Global Crossing (now Asia Netcom), Reach Telecom Ltd. ("Reach"), the C2C cable network and the SAFE (a consortium cable system led by South Africa Telekom, France Telecom and Singtel) cable interconnecting with other cable systems in the region. The arrival of new cable systems in 2002 has caused a dramatic fall in prices on most routes in North Asia and we expect further price declines in 2003. Routes to South East Asia have seen much less severe price declines to date.

    In the Europe-Asia long haul market, SMW3, and if it proceeds, SMW4, are the primary direct competitors. However, we expect the strongest competition in the future to come from an alternative routing from Europe to Asia across the Atlantic Ocean, trans-U.S., and across the Pacific Ocean to Japan.

    For our managed services, the competition in most markets is mainly from the network service companies listed above. For our wholesale IP services, the main competition is from the global Tier 1 ISPs such as Cable & Wireless, UUNet (WorldCom) and Genuity (now acquired by Level 3).

EMPLOYEES

    At December 31, 2002, we had 234 full-time employees. Our relations with our employees are good. As part of Predecessor's chapter 11 activities, we reduced total employee headcount from 382 to 234, which affected all regions and functional areas, however, we have retained the key employees and skills necessary to support the Plan.

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

    We have obtained applicable licenses to operate our various cable systems. These include the licenses for our FA-1 system, for which we have obtained a U.S. Landing License, a UK Public Telecommunications Operator License and a French Article L33.1 License. For our FNAL system, we have obtained the Fixed Carrier License in Hong Kong and Type I Telecommunications Licenses in Taiwan and Japan. In Korea, we purchased 49% (the maximum permitted investment we are entitled to acquire under the current regulatory restrictions) of the outstanding shares of Seoul Telenet Inc., a local operator. We operate in Korea through our ownership of Seoul Telenet Inc., which is permitted to operate under its Facilities Based Telecommunications Business license.

    In addition, with the expansion of our managed services, we have acquired applicable licenses in the countries in which we operate to enable us to operate as we consider necessary in each such country. We have been granted infrastructure licenses in Spain, Italy, Belgium, The Netherlands, Germany, France, Switzerland, Ireland, Norway, Sweden, Japan and Singapore and licenses for resale activities in Belgium and Italy.

RISK FACTORS

    The following factors could cause our actual results to differ materially from historical results or anticipated results:

    RISKS RELATING TO CURRENT MARKET ENVIRONMENT

PROBLEMS BEING EXPERIENCED BY THE TELECOMMUNICATIONS INDUSTRY ARE ADVERSELY AFFECTING OUR COMPANY

    The global telecommunications industry is experiencing significant and well-publicized problems. A number of industry participants, including Global Crossing, MFN, 360networks, Interroute, Carrier 1, PSINet, Teleglobe, WorldCom and KPNQwest, have either filed for chapter 11 protection, been liquidated or restructured. Customers, lenders, suppliers and investors have expressed increasing concern about an inability to sustain a large number of industry participants. Share prices across the sector have declined dramatically over the past three years, and the capital markets generally have closed to industry participants. These industry-wide factors have affected share prices and the ability to raise capital, and have led to concern regarding viability of industry participants as expressed by customers and suppliers.

    Substantial excess fiber capacity in most markets has driven prices dramatically lower over the past two years. Prices are continuing to fall. We expect that the insolvency of various industry participants will create further downward pressure on prices. To the extent that well-financed competitors acquire distressed assets from insolvent companies, they will be able to offer capacity at significantly lower marginal costs than the companies that originally built the systems.

    The financial difficulties faced by a number of our competitors, suppliers and customers, such as Global Crossing, 360networks, Reach, Carrier 1, PSINet, Teleglobe, WorldCom and KPNQwest, as referred to above, have exacerbated the oversupply situation by putting further downward pressures on margins as a result of the need to dispose of so-called distressed assets to achieve some return on initial capital investments. We anticipate that assets may be recycled and obtained by competitors at a much lower cost structure than has been achieved by those companies that built the networks themselves. Continuing weakness in prices caused by overcapacity, together with continued problems experienced by other industry participants and skepticism about the sector generally, can be expected to adversely affect our business and our liquidity.

    RISKS RELATING TO OUR BUSINESS

OUR ABILITY TO DEFEND CHALLENGES FROM CERTAIN CUSTOMERS WHO ARE CHALLENGING AND, IN CERTAIN CASES, REFUSING TO PAY CERTAIN OPERATIONS AND MAINTENANCE CHARGES ON OUR FEA SYSTEM COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OR FINANCIAL CONDITION

    A number of our original customers who purchased certain capacity from us on our FEA cable system are challenging the operations and maintenance ("O&M") charges on the system, pursuant to the FEA Construction and Maintenance Agreement ("FEA C&MA"). In certain cases, despite their contractual obligations, some of these customers refuse to pay the O&M charges which are due, claiming that they should be lowered to better reflect current market prices, even though such a price adjustment mechanism is not contemplated by the FEA C&MA.

    While we are in the process of obtaining an agreement with these customers that the O&M fees are appropriate and in line with their payment obligations under the FEA C&MA, we cannot guarantee that all of them will be persuaded and continue their payments. If we are not able to collect fees relating to the O&M charges or if we are forced to take a reduction on the charges by agreeing upon an amendment to the FEA C&MA, which cannot be reflected by reducing underlying third party O&M costs, we could experience a material adverse effect on our business or financial condition.

IF WE ARE UNABLE TO OBTAIN CONTINUED SUPPORT FROM EXISTING CUSTOMERS, WE MAY NOT BE ABLE TO REACH OUR RECURRING QUARTERLY REVENUES TARGETS

    A number of our existing customers, who have purchased capacity from us, are experiencing financial difficulties which affect their quarterly or yearly capital expenditure and operating costs budgets. In turn, this may have an adverse effect on our recurring revenues on a quarterly basis. We are dependent on the capital expenditure and purchase decisions of our customers, and cannot assure you that we will be able to reach our recurring quarterly revenues targets.

THE FINANCIAL DIFFICULTIES OF OUR SUPPLIERS AND PARTNERS MAY IMPAIR OUR ABILITY TO OPERATE OUR NETWORKS

    We utilize a number of different suppliers and partners who provide essential elements for the operations of our subsea cables, such as cable landing facilities, backhaul (the connection between the landing station and the PoP) or PoPs. In the case of our FNAL cable system, we are dependent on a number of suppliers, most specifically Reach, the co-builder of the FNAL cable system. Although Reach has a contractual obligation to transfer the ownership of its half of the FNAL sub-sea cable segments, it currently still owns half of these FNAL segments. On the other hand, it owns the cable landing stations in Japan and Taiwan, whereas Korea Telecom owns the cable landing station in Korea. Our company or our local affiliate is, and as in the case of Taiwan and Korea, close to finalizing further details of long-term rights of use or similar lease arrangements relating to these assets, as we have for the terrestrial backhaul of FNAL in Taiwan and Korea with Eastern Broadband Telecom Company Limited and Hansol iGlobe Company Limited ("Hansol") respectively. With Chief Telecom, Inc. in Taiwan and Hansol in Korea, our company or our local affiliates, have long-term lease arrangements for our PoPs located in our telehouse facilities in Taipei and Seoul. In case of any financial difficulties of any of these suppliers or partners, our ability to operate our networks may be significantly impaired and/or be at a higher cost.

IF WE FAIL TO MAINTAIN CO-OPERATIVE RELATIONSHIPS WITH OUR LANDING PARTIES AND LOCAL OPERATORS, OUR OPERATIONS OR UPGRADE MAY BE IMPAIRED

    We utilize a number of different landing parties to provide access to the origination and termination points necessary for continued operations and any future upgrades, such as cable landing stations, at various locations on our global network, especially for the FEA cable system. Our ability to offer city-to-city services on the FEA cable system is dependent on our landing parties' willingness to provide cost-effective terrestrial services and to agree to connect other terrestrial networks to our systems. Each of these landing parties has entered into a construction and maintenance agreement with us and some of our customers, under which each of the landing parties commits to provide access, to charge reasonable and uniform rates to all customers accessing our global network through the landing party's landing station and to maintain the terrestrial portion of our system in the landing party's country. Despite obligations to act in the best interest of the FEA system and these commitments, we cannot assure you that the landing parties will perform their contractual obligations or that there will not be political events or changes in relation to the landing parties which have adverse effects on us. In addition, the construction and maintenance agreement does not explicitly grant us the right to install further equipment into cable landing facilities without the consent of our landing parties. We cannot assure you that we will be able to obtain the consent of our landing parties to proposed future modifications of our landing facilities that may be advantageous to us or necessary to operate our global network.

    Although the implementation of the FEA Construction and Maintenance agreement is governed by a management committee who can decide by majority vote which needs to include FLAG in case of financial impact on FLAG, a change of the FEA Construction and Maintenance Agreement would require unanimity.

CONTINUED SEVERE COMPETITION ON MOST OF THE ROUTES OF OUR SYSTEMS WILL LIMIT OUR ABILITY TO MAINTAIN OR IMPROVE OUR MARGINS AND OUR ABILITY TO IMPROVE OUR MARKET SHARE

    Competition remains strong in many markets, especially in North Asia and the Atlantic. Many of our competitors are undergoing restructuring, which makes them extremely aggressive in pricing. Even though customers may not want to buy from these companies, the price quotes they receive from them influence market pricing levels and customer expectations. Whereas our current business plan anticipates a degree of price erosion, which we are currently experiencing to a large extent, it is contingent on pricing stabilizing on the Atlantic and Middle Eastern routes, and on not having excess capacity in the over-supplied market in the next two years.

CONTINUING PRICING PRESSURES, TECHNOLOGY AND OTHER FACTORS THAT COULD LEAD TO THE RECOGNITION OF FURTHER ASSET IMPAIRMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION

    We intend to retain capacity on all our systems for our own account, to bundle this capacity with our other products and to sell these bundled products. The future demand for such bundled products, or the prices we can obtain for these products, may not be sufficient to allow us to fully utilize the retained capacity or to recover our capital invested in the projects. The trend toward shorter-term capacity purchases and continued declining prices makes it increasingly uncertain that we will be able to recover our costs.

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

    Given the high degree of competition in terms of alternative supply, price erosion and continued lack of demand, an impairment charge of $359.0 million on our FA-1 cable system was recognized in the year ended December 31, 2001. Our adoption of statement of Financial Accounting Standards No. 144 and the subsequent review of future cash flows based on current service potential in the light of the current depressed telecommunications market conditions has resulted in an impairment of the FEA cable system of $327.9 million and an impairment of the FNAL cable system of $225.0 million during 2002, in addition to the impairment charge recorded upon adoption of fresh start accounting. We will continue to review the operating performance of our systems, and we cannot assure you that continuing pricing pressure will not require us to recognize further impairments in the future. If we determine at any time that we are required to recognize a further impairment and write down the value of the system, this could be expected to have a material adverse effect on our financial condition.

GOVERNMENTAL INVESTIGATIONS WITH RESPECT TO OTHER INDUSTRY PARTICIPANTS MAY ADVERSELY AFFECT US

    The SEC and the Federal Bureau of Investigation are conducting investigations into the financial reporting of Global Crossing, and the SEC and U.S. House of Representatives are also investigating the financial reporting of other industry participants, such as Qwest. In connection with the SEC's Global Crossing and Qwest investigations, we and other industry participants have received third party subpoenas from the SEC requesting documents relating to our transactions with Global Crossing and Qwest. Although we have given full disclosure, and co-operated fully with the SEC requests, and the SEC has not made any adverse comments to us, it is possible that the SEC will determine to investigate other industry participants, including us.

CUSTOMERS MAY DEMAND SHORTER-TERM ARRANGEMENTS WHICH MAKES IT DIFFICULT TO MAINTAIN OUR CUSTOMER BASE AND MAY PUT GREATER PRESSURE ON OUR OPERATING MARGINS OR SHORT-TERM CASH FLOWS

    As prices continue to soften, excess capacity continues to overhang the market and customers continue to fear that suppliers are financially unstable, customers may become increasingly unwilling to purchase capacity on an ROU basis over an extended period of time, typically 15 years. Capacity sales may be structured as short-term arrangements with annual repricing or, in the case of continued long-term arrangements, increasingly spread payments are agreed. This potential shift to shorter-term or spread payments arrangements makes it increasingly difficult for us to maintain our existing customer base and may put greater pressure on our operating margins or short-term cash flow. If market conditions are materially different to the assumptions in our forecast, an increase in short-term arrangements may have a detrimental impact on operating margins or short-term cash flow.

OUR DEPENDENCE ON THIRD PARTIES FOR THE CRITICAL "LAST MILE" CONNECTION TO OUR CUSTOMERS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

    As an independent carrier, we regularly have to rely on established telephone companies, some of whom are our competitors, for the "last mile" connection to the individual customer's network. Our largest competitors, such as the dominant regional operating companies and the incumbent PTO companies, often have end-to-end connectivity and are often not reliant on third parties for the "last mile". As a result, they may be able to provide services similar to those which we provide on a more cost-effective basis than we can. This lack of access, and the cost of acquiring it, may adversely affect our ability to compete.

BECAUSE OUR COMPANY AND OUR INDUSTRY ARE HIGHLY REGULATED, OUR ABILITY TO COMPETE IN SOME MARKETS IS RESTRICTED

    The telecommunications industry is highly regulated. The regulatory environment varies substantially from country to country and restricts our ability to compete and/or operate in some markets. We cannot assure you that we will be able to obtain the authorizations that we need to implement our business plan or enter new markets or that these authorizations, if obtained, will not be later revoked. Regulation of the telecommunications industry is changing rapidly, which affects our opportunities, competition and other aspects of our business. Our operations may be subject to risks such as the imposition of governmental controls and changes in tariffs.

IF ADVERSE FOREIGN ECONOMIC OR POLITICAL EVENTS OCCUR, OUR NETWORK AND CUSTOMER BASE MAY BE ADVERSELY AFFECTED AND OUR FINANCIAL RESULTS COULD SUFFER

    We derive substantially all of our revenues from international operations. We have, and expect to have, substantial physical assets in several foreign jurisdictions along our global network. International operations are subject to political, economic and other uncertainties, including, the risk of war, revolution, expropriation, renegotiation or modification of existing contracts, labor disputes and other uncertainties arising out of foreign government sovereignty over our international operations. Some regions of the world along our routes have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that are hostile to foreign investment.

BECAUSE MANY OF OUR CUSTOMERS DEAL PREDOMINANTLY IN FOREIGN CURRENCIES, WE MAY BE EXPOSED TO EXCHANGE RATE RISKS

    We invoice all capacity sales and maintenance charges in U.S. Dollars. However, we invoice some managed services products in local currencies and most of our customers and many of our prospective customers derive their revenues in currencies other than U.S. Dollars. The obligations of customers with substantial revenues in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies devalue relative to the U.S. Dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. Dollars. In this event, the affected customers may not be able to pay us in U.S. Dollars.

BECAUSE SOME OF OUR CUSTOMERS OPERATE IN A WEAK ECONOMIC ENVIRONMENT WITH A LACK OF EXTERNAL INVESTMENT, WE MAY BE EXPOSED TO BAD DEBT RISKS

    As a result of the current uncertain global economic environment and challenges facing the industry, we may experience collection delays or non-payment and we have experienced, and may continue to experience, deferrals of purchases of our products and services by our customers.

    RISKS RELATING TO OUR COMPANY

OUR ABILITY TO OPERATE SUCCESSFULLY UNDER A REDUCED BUDGET AFTER EMERGENCE FROM CHAPTER 11 MAY DIRECTLY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We emerged from chapter 11 proceedings with a reduced debt liability, a reduced budget and a smaller organization. In the event of further deterioration in the market, we cannot assure you that we will have sufficient resources to implement our business plan and secure additional growth.

OUR FAILURE TO MAINTAIN OUR KEY SKILLS COULD SEVERELY IMPAIR OUR ACTIVITIES AND THE IMPLEMENTATION OF OUR STRATEGY

    Our business is managed by a number of key people who have the expertise and experience which are critical to our global business and the implementation of our strategy. Competition for key skills remains intense in the current unstable telecommunications market. If we are unable to retain our key skills, our activities could be severely impaired and our ability to carry out our strategy could be materially and adversely affected.

IF WE FAIL TO HAVE OUR COMMON SHARES LISTED ON NASDAQ OR A NATIONAL SECURITIES EXCHANGE, OUR ABILITY TO RAISE CAPITAL MAY BE ADVERSELY IMPACTED

    Our common shares currently trade on the over-the-counter market. Pursuant to the Plan, we must use commercially reasonable efforts to cause our common shares to be listed on the Nasdaq National Market or a national securities exchange. However, we must first fulfill the minimum market price and other requirements set out by Nasdaq or a national securities exchange, and our listing applications will be subject to review and approval by Nasdaq or such exchange. We cannot assure you that we will be able to re-list our common shares on the Nasdaq National Market or a national securities exchange in the imminent future.

    Although our current plans do not assume additional financing, it may be difficult for us to raise equity capital, especially through the sale of our common shares, while our common shares are trading on the over-the-counter market because of the substantially lower liquidity in that market relative to the Nasdaq National Market or a national securities exchange such as the New York Stock Exchange. Even if we were able to raise equity capital while our common shares are trading on the over-the-counter market, it is likely that it would be at a discount relative to what we could receive for our common shares if they were listed on the Nasdaq National Market or a national securities exchange. If we need to raise a certain amount of cash, this discount could result in the sale of a greater number of shares, which could result in additional dilution to existing holders of our common shares.

THE PRICES OF OUR COMMON SHARES CAN BE EXPECTED TO BE VOLATILE

    The market price of our common shares, like the stock prices of many publicly traded telecommunications companies, may be highly volatile. The market price of the common shares could be affected by:

    - The depth and liquidity of the market for the common shares (there are relatively few shares outstanding and they are currently thinly traded, on average);

    - Investor perceptions of our financial condition and results of operations;

    - Increased price competition;

    - Quarterly variations in our operating results; and

    - Changes in general economic conditions of the telecommunications industry and volatility in the financial markets.

U.S. PERSONS WHO OWN OUR COMMON SHARES MAY HAVE MORE DIFFICULTY IN PROTECTING THEIR INTERESTS THAN U.S. PERSONS WHO ARE SHAREHOLDERS OF A U.S. CORPORATION

    The Companies Act 1981 of Bermuda (the "Bermuda Act"), which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Bermuda Act (including modifications adopted pursuant to our Bye-Laws) applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not purport to deal with all aspects of Bermuda law that may be relevant to our company and our shareholders.

    INTERESTED DIRECTORS. Bermuda law requires that a director declare, at the first opportunity at a meeting of the directors or by writing to the directors, his interest in any material contract or proposed material contract with the company or any of the subsidiaries, or his material interest in any person that is a party to a material contract or proposed material contract with the company or any of its subsidiaries. Any director or officer who fails to make such declaration is deemed not to be acting honestly and in good faith. Our Bye-Laws provide that no director is accountable to our company in respect of any remuneration or other benefits received as a director of our company or person promoted by our company or in which our company has an interest. Under Delaware law such transaction would not be voidable if (1) the material facts as to such interested director's relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors, (2) such material facts are disclosed or are known to the stockholders entitled to vote on such transaction and the transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon or (3) the transaction is fair as to the corporation as of the time it is authorized, approved or ratified. Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.

    MERGERS AND SIMILAR ARRANGEMENTS. We may acquire the business of another Bermuda exempted company or a company incorporated outside Bermuda. We will be permitted, with the approval, as required under Bye-Law 96 of the Bye-Laws, of 75% of votes cast at a general meeting of its shareholders at which the quorum required under Bye-law 39 (consisting of two persons holding or representing in person or by proxy in excess of 50% of the outstanding shares) is present, to amalgamate with another Bermuda company or with a body incorporated outside Bermuda. Any shareholder of a Bermuda company that is amalgamating may, subject to meeting certain requirements, apply to a Bermuda court for a determination of the fair value of such shareholder's shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. For example, under Delaware law, a stockholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such stockholder may receive cash in the amount of the fair value of the shares held by such stockholder (as determined by a court) in lieu of the consideration such stockholder would otherwise receive in the transaction.

    TAKEOVERS. Bermuda law provides that where an offer is made for shares of a company and, within four months of the offer, the holders of not less than 90% of the shares which are the subject of the offer accept, the offeror may by notice require the non-tendering shareholders to transfer their shares on the terms of the offer. Dissenting shareholders may apply to the court within one month of the notice objecting to the transfer. Bermuda law also affords the holder of 95% or more of the issued shares of a company the right to acquire the balance of the issued shares, but also gives a right to the minority shareholders to apply to the court for an appraisal of the fair value of their shares. Delaware law provides that a parent corporation, by resolution of its board of directors and without any shareholder vote, may merge with any subsidiary of which it owns at least 90% of each class of capital stock. Upon any such merger, dissenting stockholders of the subsidiary would have appraisal rights.

    SHAREHOLDER'S SUIT. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where the act complained of is alleged to be an infringement of a personal right vested in the shareholder, or to be beyond the corporate power of the company, or is illegal, or would constitute a fraud against the minority shareholders. The court in Bermuda has discretion to require one party to pay a proportion of the legal costs of the other party. Usually, the winning party in such an action would be able to recover from the losing party a portion of attorneys' fees incurred in connection with such action. Our Bye-Laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director's or officer's duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys' fees incurred in connection with such action.

    INDEMNIFICATION OF DIRECTORS. Under Bermuda law, we may indemnify our directors or officers in their capacity as directors or officers for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

    INSPECTION OF CORPORATE RECORDS. Members of the general public will have the right to inspect our public documents at the office of the Registrar of Companies in Bermuda, which will include our memorandum of association (including its objects and powers) and any alteration to our memorandum of association and documents relating to any increase or reduction of authorized capital. Our shareholders have the additional right to inspect our Bye-Laws, minutes of general meetings and audited financial statements, which must be presented to the general meeting of shareholders. The register of our shareholders is also open to inspection by shareholders without charge, and to members of the public for a fee. We are required to maintain our share register in Bermuda but may establish a branch register outside Bermuda. We are required to keep at our registered office a register of our directors and officers which is open for inspection by members of the public without charge. Bermuda law does not, however, provide a general right for shareholders to inspect or obtain copies of any other corporate records. Delaware law permits any shareholder to inspect or obtain copies of a corporation's shareholder list and its other books and records for any purpose reasonably related to such person's interest as a shareholder.

    ENFORCEMENT OF JUDGMENTS AND OTHER MATTERS. We have been advised by Appleby Spurling & Kempe, our Bermuda counsel, that a Bermuda court will not enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws, unless such judgments are monetary judgments, and certain criteria are met. Additionally, Appleby Spurling & Kempe has advised us that an investor would not be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers who reside outside the United States based solely upon United States federal securities laws, but could enforce rights which constituted rights capable of enforcement under Bermuda law which might be equivalent to the rights of such investors under the requirements of the United States federal securities law.

    We have been advised by Appleby Spurling & Kempe that there is no treaty in effect between the United States and Bermuda providing for the enforcement in Bermuda of a monetary judgment entered by a United States court. Because of the absence of such a treaty a litigant's ability to enforce a United States monetary judgment against us will be impaired to the extent that the litigant is actually required to bring an action to enforce the judgment in a Bermuda court. Appleby Spurling & Kempe has advised that, assuming that they meet certain criteria, such judgments are the proper subject of an action in the Supreme Court of Bermuda and that, on general principles, such an action should be successful without having to prove any of the facts underlying the judgment as long as two standard principles are established: first, the United States court rendering the judgment must have been competent to hear the action, and second, the judgment may not be contrary to Bermuda public policy, obtained by fraud or in proceedings contrary to natural justice of Bermuda and should not be based on an error in Bermuda law.

    Some of our directors and officers reside outside the United States, and all or a substantial portion of their assets and our assets may be located in jurisdictions outside the United States. Therefore, it may be difficult for investors to effect service of process within the United States upon non-U.S. directors and officers or to recover against our company, or non-U.S. directors and officers on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. However, we may be served with process in the United States with respect to actions against it arising out of or in connection with violations of U.S. federal securities laws relating to offers and sales of our common shares by serving our U.S. agent irrevocably appointed for that purpose. We have retained CT Corporation System, 111 Eighth Avenue, New York, New York 10011, as our U.S. agent irrevocably appointed for the service of process as described in the preceding sentence.

CERTAIN SHAREHOLDERS MAY BE SUBJECT TO THE CONTROLLED FOREIGN CORPORATION RULES

    United States shareholders who, directly or indirectly (taking into account certain complex attribution rules), own or will own 10% or more of the total combined voting power of all classes of our shares (each a "10% United States shareholder") should consider the possible application of the controlled foreign corporation ("CFC") rules. If five or fewer 10% United States shareholders collectively own more than 50% of the total combined voting power or total value of our capital stock, we will be treated as a CFC. Each 10% United States shareholder of a CFC generally must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income has not been distributed, and is also subject to current U.S. tax on its pro rata share of the CFC's earnings invested in U.S. property. In addition, gain from the sale or exchange of stock in a CFC by a U.S. person that is or was a United States shareholder may be treated as ordinary income under certain circumstances.

LIMITATIONS IMPOSED BY THE INDENTURE GOVERNING CERTAIN OF OUR NEW NOTES IMPOSE CERTAIN RESTRICTIONS ON OUR OPERATIONS

    The indenture between ourselves and Bank of New York, the Trustee, dated as of the Effective Date, which we entered into pursuant to the Plan, imposes certain restrictions on our operations. Under the indenture, we are not allowed to freely issue parental guarantees and changes to our corporate structure or dispositions of any surplus subsidiaries must be approved by the Board of Directors subject to restrictions in the indenture and with consent from the Trustee. Our inability to issue parental guarantees could adversely impact our ability to retain new business.

    Certain of our notes become immediately due and payable in the event of a change of control or an event of default. There is a risk that we could not cover these repayments in these circumstances. In addition, pursuant to the Indenture (as defined below) for the Series A Notes we have the right to redeem the aggregate principal amount of these Notes at a discount until April, 2004. If a "Change in Control" (as defined in the Indenture) were to occur, we would lose the right to redeem the notes at a discount.

WE MAY BE UNABLE TO REPAY OR SERVICE DEBT

    Our ability to pay the principal of and interest on the Notes issued by us on Effective Date, described under Item 7 of this Form 10-K, and to satisfy our other payment obligations will depend upon our future performance, which will be affected by prevailing economic conditions and financial, business and other factors and our level of indebtedness from time to time. Many of these conditions and factors are beyond our control.

THE MARKET VALUE OF OUR ASSETS IS SUBJECT TO MARKET FLUCTUATIONS, AND WE MAY NOT REALIZE SUFFICIENT VALUE ON THE SALE OF COLLATERAL TO SATISFY OUR PAYMENT OBLIGATIONS IF WE WERE TO DEFAULT ON OUR NOTES

    Certain of the Notes issued by us on Effective Date are secured by a first priority lien on all of our assets. In the event that we default on our obligations to make payments in respect of the Notes, holders of the Notes would be entitled to payment out of proceeds from the sale of the collateral prior in right to any general unsecured creditors. Our ability to realize such value upon the sale of the collateral and to satisfy our obligations with respect to these Notes, however, will depend upon general market and economic conditions, the physical condition of the collateral, the availability of buyers and other similar factors at the time of sale. The value of the collateral will decline over time due to usage and wear and tear or in response to market fluctuations, and there can be no assurance that the future value of the collateral will not be considerably less than their current appraised value or the amount actually paid for such assets. Accordingly, there can be no assurance that the proceeds of any sale of the collateral following an event of default on the Notes would be sufficient to satisfy payments due on the Notes.

IF FUTURE COSTS EXCEED OUR CURRENT ESTIMATE OF FUTURE PERFORMANCE OBLIGATIONS, OUR FINANCIAL RESULTS COULD SUFFER

    In accordance with fresh start accounting rules, we have made a provision for future costs in respect of services for which we have already received payment. Whilst this is an estimate and we do not expect any material variation from this, we cannot guarantee that these costs will be as predicted when they arise.

    If we determine at any time that we are required to recognize a further provision in respect of these costs, this could be expected to have a material adverse effect on our financial condition.

CERTAIN ASPECTS OF OUR CORPORATE STRUCTURE MAY RESTRICT OUR ABILITY TO SATISFY OUR PAYMENT OBLIGATIONS

    FLAG Telecom Group Limited has no business operations of its own and has no significant assets other than the shares of its subsidiaries. It derives all of its cash flow from dividend and other payments from its direct and indirect subsidiaries, which in turn derive all of their cash flows from payments from their respective subsidiaries.

    Our ability to pay the principal of, premium, if any, and interest on our indebtedness is dependent on the generation of cash flow by these subsidiaries and their ability to make such cash available to us by dividend or otherwise. The ability of these subsidiaries to transfer funds by dividend or otherwise may be restricted by their ability to generate cash flow from operations, the law of the jurisdiction of their incorporation, applicable bankruptcy, federal, state or foreign fraudulent conveyance or dividend restriction laws and any financing agreements to which they are parties.

THERE ARE ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR BYE-LAWS THAT COULD IMPEDE AN ATTEMPT TO REPLACE OR REMOVE OUR MANAGEMENT OR DELAY OR PREVENT THE SALE OF OUR COMPANY, WHICH COULD DIMINISH THE VALUE OF OUR COMMON SHARES

    Our Bye-Laws contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable, including:

    - election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

    - shareholders have limited ability to remove directors; and

    - shareholders must give advance notice to nominate directors at shareholder meetings.

These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

    OTHER RISKS

CHANGES ARISING FROM THE RECENTLY IMPLEMENTED SARBANES-OXLEY ACT OF 2002 (THE "SARBANES-OXLEY ACT") WHICH FOCUS ON FINANCIAL REPORTING PRINCIPLES AND CORPORATE GOVERNANCE ISSUES COULD MAKE IT DIFFICULT FOR US TO MAINTAIN OUR TIMELY CORPORATE GOVERNANCE COMPLIANCE AND ARE LIKELY TO INCREASE OUR COSTS.

    The Sarbanes-Oxley Act that became law in July 2002 has increased the focus on our financial reporting principles and corporate governance compliance. The Sarbanes-Oxley Act also requires the Securities and Exchange Commission to promulgate new rules and regulations on a variety of subjects. The introduction of the Sarbanes-Oxley Act with increased and newly introduced emphasis on various financial reporting and corporate governance has prompted changes in our financial reporting procedures and corporate governance measures. As the Sarbanes-Oxley Act introduces substantial changes within a relatively short period of time, we cannot assure you that we would not unintentionally find ourselves in violation of some of the changes. We expect that the Sarbanes-Oxley Act and these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and/or costly.

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

CHANGES IN U.S. FEDERAL INCOME TAX LAW COULD MATERIALLY ADVERSELY AFFECT SHAREHOLDERS' INVESTMENT.

    Recently proposed U.S. legislation targeting so-called "inversion transactions" would under certain circumstances treat a foreign corporation as a U.S. corporation for U.S. federal income tax purposes and under other circumstances would require obtaining IRS approval of the terms of related-party transactions. In addition, interest deductions on debt borrowed from or guaranteed by a related non-U.S. party would be more severely limited than under existing so-called "earning stripping" provisions.

    We would appear generally not to be subject to the proposed legislation directed at inversion transactions as currently drafted. However, the proposed changes to the earnings stripping provisions could impose significant restrictions on the amount of interest deductible by our U.S. subsidiaries on certain debt owed to or guaranteed by related non-U.S. parties. We cannot predict whether the proposed legislation (or any similar legislation) will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on our company.

    If the inversion legislation were enacted and made applicable to us, we could be treated as a U.S. corporation. If we were treated as a U.S. corporation, we would be subject to taxation in the U.S. at regular corporate rates, in which case our earnings and shareholders' investments would be materially adversely affected. If the inversion legislation were to apply, however, the earnings stripping provisions would, if also enacted, be inapplicable to the extent the non-U.S. related-party lender or guarantor was treated as a U.S. corporation under the inversion legislation.

    Enactment of this legislation could materially adversely affect our earnings and shareholders' investment.

WE MAY BECOME SUBJECT TO TAXES IN BERMUDA AFTER 2016

    The Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, assured Predecessor that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. We cannot assure you that we will not be subject to any Bermuda tax after that date.

THE IMPACT OF BERMUDA'S LETTER OF COMMITMENT TO THE ORGANIZATION FOR ECONOMIC COOPERATION AND DEVELOPMENT TO ELIMINATE HARMFUL TAX PRACTICES IS UNCERTAIN AND COULD ADVERSELY AFFECT OUR TAX STATUS IN BERMUDA

    The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We cannot predict what changes will arise from the commitment.

ITEM 2. PROPERTIES

    Our tangible assets include a substantial investment in telecommunications equipment. Our network and its component assets are the principal properties we own. Our network includes undersea fiber-optic cable crossing the Atlantic Ocean (FA-1), in the Far East (FNAL), and a route from the U.K., via the Mediterranean, Arabian Sea, Indian Ocean and China Seas Far East (FEA). We also own or lease various cable landing stations and PoPs in several countries related to our undersea and terrestrial cable systems.

    We maintain our registered office at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. We also lease corporate office space in London and lease or retain serviced office space in London (network operations center), New York City, Hong Kong, Taipei, Tokyo, Dublin, Paris, Rome, Seoul, Cairo, Beijing, Dubai, Madrid, Frankfurt and Fujairah, U.A.E. (network operations center). Pursuant to the Plan, we closed, or scaled down, office space in New Delhi, Beijing, Seoul, Singapore, Madrid, Amsterdam, Dubai, Bangkok, Tokyo, Miami and Frankfurt. Predecessor closed office space in the period from January 1, 2002 to October 8, 2002 in San Francisco, Washington D.C., Athens and Istanbul.

ITEM 3. LEGAL PROCEEDINGS

    BANKRUPTCY AND PLAN OF REORGANIZATION

    On October 9, 2002 (the "Effective Date"), Predecessor transferred substantially all of its assets, and certain liabilities, at fair value, to FLAG Telecom, as part of transactions contemplated by the Plan. The liabilities subject to compromise of $1.4 billion were retained by Predecessor and, as a result, Predecessor is now insolvent and is being liquidated under Bermuda law.

    Following the consummation of the transactions contemplated by the Plan, the common shares of FLAG Telecom became registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as provided by Rule 12g-3 under the Exchange Act. For purposes of Rule 12g-3, FLAG Telecom is the successor issuer to the Predecessor.

    FLAG Telecom's authorized capital stock consists of 3,000,000 common shares and no preferred shares. As of the Effective Date, there were 2,000,000 common shares issued and outstanding. FLAG Telecom has reserved 222,222 common shares to be issued pursuant to its 2002 Stock Incentive Plan. The holders of common shares are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Shareholders are entitled to receive ratably such dividends as may be declared by our Board of Directors out of the funds legally available for payment of dividends. However, we do not presently anticipate that dividends will be paid on the common shares in the foreseeable future. Furthermore, payment of dividends is restricted by the terms of an indenture between FLAG Telecom and The Bank of New York, as Indenture Trustee, dated October 9, 2002. In the event of a liquidation, dissolution or winding up of our company, shareholders will be entitled to share ratably in all assets remaining after payment of liabilities. Shareholders have no pre-emptive, subscription, redemption or conversion rights.

    As of the Effective Date, FLAG Telecom ceased to be a "foreign private issuer" within the meaning of Rule 3b-4 promulgated under the Exchange Act and is filing periodic reports under the Exchange Act as a domestic registrant.

    Pursuant to the Plan, the following transactions were completed on or about the Effective Date;

(1) Holders of Predecessor's 11 5/8% Senior Dollar Notes due 2010 and 11 5/8% Senior Euro Notes due 2010 received, in the aggregate, (i) $245 million in cash, less certain fees and expenses, (ii) notes in the original principal amount of $45 million, bearing simple interest between 6.67% and 8% over a three year period of maturity, with a call right by us during the first
    18 months after the Effective Date at $30 million, and (iii) 100,000 common shares (approximately 5% of the issued and outstanding common shares);

(2) Holders of FLAG Limited's 8 1/4% Notes due 2008 received 1,255,800 common shares (approximately 63% of the issued and outstanding common shares);

(3) Bank lenders under a credit facility previously extended to FLAG Atlantic Limited received 525,000 common shares (approximately 26% of the issued and outstanding common shares) and were permitted to retain $82 million they seized just prior to the filing of chapter 11 proceedings on April 12, 2002;

(4) Certain significant trade creditors amended agreements with Predecessor and received other consideration, including, among other things, promissory notes, common shares and cash, as further detailed in the Plan;

(5) Trade creditors of Predecessor and its affiliates, other than trade creditors of FLAG Atlantic Holdings Limited and its debtor subsidiaries, received a negotiated amount, reinstatement of their claims or payment in full in the sum of $6.1 million; and

(6) Trade creditors of FLAG Atlantic Holdings Limited and those of its subsidiaries that are debtors in the chapter 11 cases received pro rata rights to recoveries attributable to avoidance actions belonging to the entity against which such trade creditors hold their claims.

    As set forth in the Plan, equity holders of Predecessor did not receive any consideration.

    As a companion to the Plan, a Scheme of Arrangement was proposed for each of Predecessor and FLAG Limited (the "Schemes"). The Schemes were submitted to the Bermuda Court on August 7, 2002 and became effective on the Effective Date.

    By orders of the Supreme Court of Bermuda on October 11, 2002, the joint provisional liquidators of FLAG Limited and FLAG Asia Limited were discharged and leave was granted to withdraw the petitions for the winding up of these two entities. On the same day, the powers of the joint provisional liquidators of Predecessor and FLAG Atlantic Limited were extended thereby extinguishing any residual power of the board and management of these entities. In addition, on October 11, 2002, a petition was filed seeking a winding up order in respect of FLAG Atlantic Holdings Limited, and an order appointing joint provisional liquidators of that company was granted.

    On November 15, 2002, a winding up order was made in respect of Predecessor, FLAG Atlantic Holdings Limited and FLAG Atlantic Limited by the Supreme Court of Bermuda. Pursuant to this order, the appointment of Mr. Richard Heis and Ms. Chris Laverty, both of KPMG LLP in England and Mr. Robert D. Steinhoff of KPMG in Bermuda, as Joint Provisional Liquidators of these entities, was continued. As a result, Predecessor, FLAG Atlantic Holdings Limited and FLAG Atlantic Limited are now in liquidation under Bermuda law.

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

    The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not name Predecessor as a defendant, but it does name FLAG Telecom. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

    As we, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be by the insurance company. No provision for these liabilities has been made in our financial statements.

    Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. In the meantime, the insurers have confirmed the existence of the D&O policies.

    RESOLUTION OF PSINET ACTION

    FLAG Atlantic Limited and FLAG Atlantic USA Limited were defendants in litigation filed by PSINet, Inc. and its related affiliates and subsidiaries ("PSINet"). On May 31, 2001, PSINet initiated chapter 11 bankruptcy proceedings in the United States Bankruptcy Court in the Southern District of New York. Pursuant to those proceedings, PSINet commenced litigation against FLAG Atlantic Limited and FLAG Atlantic USA Limited to recover an alleged preference payment under the Bankruptcy Code. Prior to PSINet filing for bankruptcy, FLAG Atlantic Limited and FLAG Atlantic USA Limited entered into a Capacity Right of Use Agreement with three affiliated PSINet entities. After PSINet defaulted on payments due on that agreement, on or about March 20, 2001, the parties entered into a Restated Capacity Right of Use Agreement, amended the capacity, amended the term and PSINet paid FLAG Atlantic Limited and FLAG Atlantic USA Limited $23.8 million. PSINet claimed that this payment could be avoided as a preference because it was made within 90 days of PSINet's bankruptcy, was on account of a prior debt and allowed FLAG Telecom, as a creditor of PSINet, to recover more than it would have if the payment had not occurred and it instead filed a claim in PSINet's bankruptcy. PSINet alleged that it was entitled to recover the amount of the payment, together with interest. FLAG Telecom filed an answer to the complaint in which it denied the allegations of the complaint and asserted several affirmative defenses. Because of Predecessor's own bankruptcy proceedings, PSINet's action was stayed. The PSINet action was settled in connection with the Plan and no further payments were made.

    RESOLUTION OF SOGETREL ACTION

    On July 15, 2002, Sogetrel, a company domiciled and doing business in France, commenced litigation against the French subsidiary of FLAG Atlantic Limited and FLAG Atlantic France Sarl, for alleged unpaid invoices. The amount of the claim was approximately E6,689,374. The claim was the subject of a motion for summary judgment, which was dismissed on March 27, 2002. In December 2002, the Sogetrel action was settled in an amount of E2,096,647.

    RESOLUTION OF EMPLOYMENT DISPUTE

    FLAG Limited was involved in a dispute with two former employees, Messrs. Reda and Jalil, which centered on the lawfulness of the termination of their employment contracts and the sums payable in that termination. The Court of Appeal of Bermuda ruled on this issue in our favor. Messrs. Reda and Jalil subsequently appealed to the Privy Council in the United Kingdom and the hearing took place on April 16-18, 2002. The Privy Council ruled on this issue in FLAG Telecom's favor on July 11, 2002. The only issue remaining in the case is that of the amounts payable to Messrs. Reda and Jalil in respect of their lawful termination. FLAG Telecom paid L1,690,990 into an escrow account in Bermuda in October 2000. In 1999, Reda and Jalil received the sum of $855,000 which was paid into Court. In October 2000, a further sum of $500,539 was paid to them out of the escrow account. After the Privy Council decision another $557,744 was paid out of the escrow. The remaining money in the escrow account was distributed to FLAG Telecom, part of which was used to pay the costs incurred in the Court of Appeal and the Privy Council.

    OTHER

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, with the exception of the disputes described above, the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

    As described in more detail under Item 3, "Legal Proceedings", we issued on the Effective Date an aggregate of 2,000,000 common shares in connection with the implementation of the Plan. In addition, upon the Effective Date, all outstanding common shares of Predecessor were cancelled and deemed null, void and of no further force or effect. Of the common shares issued by us on the Effective Date, 100,000 shares were issued to the holders of Predecessor's
11 5/8% Senior Dollar Notes due 2010 and 11 5/8% Senior Euro Notes due 2010; 1,255,800 shares were issued to holders of FLAG Limited's 8% Notes due 2008; 525,000 shares were issued to bank lenders under a credit facility previously extended to FLAG Atlantic Limited; and 119,200 shares were issued to certain significant trade creditors of Predecessor.

    The issuance of our common shares on the Effective Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, in reliance upon
Section 1145(a) of Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against an interest in, or a claim for an administrative expense against the debtor and
(iii) the securities are issued entirely in exchange for the recipient's claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property.

PRICE RANGE OF OUR COMMON SHARES

    Predecessor's common shares began trading on the Nasdaq National Market and the London Stock Exchange ("LSE") under the symbols "FTHL" and "FTL", respectively, on February 11, 2000. Effective from the open of business on June 13, 2002, Predecessor's common shares were delisted from the Nasdaq National Market and began to trade on the over-the-counter market. On July 15, 2002, Predecessor's common shares were de-listed from the London Stock Exchange in the United Kingdom.

    Pursuant to the Plan, we must use our commercially reasonable efforts to cause our common shares to be listed on the Nasdaq National Market or a national securities exchange. Initial application and filings with Nasdaq has commenced and we expect that our common shares will be listed on the Nasdaq National Market as soon as possible in the course of 2003, subject to the fulfillment of relevant Nasdaq market and listing rules.

    The following table shows, for the fiscal quarters during the past two years, (i) the high and low bid price for the common shares of Predecessor as reported on the Nasdaq Stock Market, (ii) the high and low sales prices for the common shares of Predecessor as reported on the London Stock Exchange and (iii) the high and low bid price for our common shares as quoted on the over-the-counter market. DUE TO THE NEW CAPITAL STRUCTURE OF OUR COMPANY ARISING FROM THE PLAN, THE PRICES OF OUR COMMON SHARES AFTER
OCTOBER 9, 2002 ARE NOT COMPARABLE TO THOSE OF PREDECESSOR PRESENTED IN THE TABLE BELOW.

                                                                                               LONDON
                                                                                               STOCK
                                                                    NASDAQ (1)              EXCHANGE(2)
                                                              ----------------------   ----------------------
DATES                                                           HIGH          LOW        HIGH          LOW
-----                                                         --------      --------   --------      --------
PREDECESSOR
January 1 to March 31, 2001.................................   13.00          5.38      7.25          4.88
April 1 to June 30, 2001....................................    9.00          2.75      6.03          2.75
July 1 to September 30, 2001................................    5.29          1.06      3.50          1.00
October 1 to December 31, 2001..............................    1.79          1.13      1.13          1.00
January 1 to March 31, 2002.................................    1.82          0.18      1.00          0.18
April 1 to June 30, 2002....................................    0.25          0.06      0.23          0.08
July 1 to September 30, 2002 (3)............................    0.06          0.00      0.12          0.12
October 1 to October 8, 2002 (3)............................    0.04          0.02       N/A           N/A
SUCCESSOR
October 9 to December 31, 2002 (3)..........................    9.13          3.25       N/A           N/A

(1) Prices are based on the high and low bid price on the Nasdaq National Market from January 1, 2001 to June 12, 2002 and the high and low bid price on the over-the-counter market from June 13, 2002 to December 31, 2002. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. On June 13, 2002, Predecessor's common shares were de-listed from the Nasdaq National Market and began to trade on the over-the-counter market.

(2) London Stock Exchange sales prices are denominated in Sterling. On July 15, 2002, Predecessor's common shares were de-listed from the London Stock Exchange in the United Kingdom.

(3) Prices are based on the high and low bid price on the over-the-counter market. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Successor's common shares started trading on the over-the-counter market as of October 9, 2002.

    As of June 15, 2003, there were 25 registered holders of our common shares.

DIVIDEND POLICY

    We have never declared or paid any dividends on our common shares. Our board of directors currently intends to retain any earnings for use in the operation, expansion and financing of our business and does not anticipate paying any dividends on our common shares for the foreseeable future.

    Furthermore, any payment of dividends would be restricted by the terms of an indenture between FLAG Telecom and the Bank of New York, as Indenture Trustee, dated October 9, 2002. In the event of a liquidation, dissolution or winding up of the FLAG Telecom, shareholders will be entitled to share ratably in all assets remaining after payment of liabilities.

    In the event we change our policy on the payment of dividends, declarations will be subject to the discretion of the board of directors. The board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us or to our shareholders or by our subsidiaries and such other factors as the board of directors may deem relevant.

    FLAG Telecom is incorporated in Bermuda. Bermuda law does not restrict the export or import of capital to or from Bermuda in the form of dividends or otherwise.

WITHHOLDING TAX FOR U.S. SHAREHOLDERS

    Under current Bermuda law, no income, withholding or other taxes or stamp or other duties are imposed upon the issue, transfer or sale, or on any payments made on, our common shares. As there is no withholding tax in Bermuda, there is necessarily no reciprocal tax treaty between Bermuda and the United States.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents our selected consolidated historical financial data including selected historical financial data for Predecessor and FLAG Limited, Predecessor's predecessor, for the periods indicated. The financial data as of and for the year ended December 31, 1998 and for the period from January 1, 1999 to February 26, 1999 are derived from FLAG Limited's audited consolidated financial statements which are adjusted for certain revenue recognition matters and are not contained herein. The financial data of Predecessor at December 31, 1999 and for the period from incorporation, February 3, 1999 to December 31, 1999; are derived from FLAG Telecom Holdings Limited audited consolidated financial statements which are adjusted for certain revenue recognition matters and are not contained herein. The financial data as of and for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 to October 8, 2002, are each derived from Predecessor's audited consolidated financial statements contained elsewhere in this report, which have been audited by Ernst & Young. The financial data at December 31, 2002 and for the period from October 9, 2002 to December 31, 2002 is derived from our audited consolidated financial statements contained elsewhere in this report, which have been audited by Ernst and Young.

    The consolidated financial statements of Predecessor for the period from January 1, 2002 to October 8, 2002 have been prepared while Predecessor was still involved in chapter 11 proceedings and, accordingly, have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As a result, the selected historical financial data for such period does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that have resulted due to Predecessor not continuing as a going concern.

    Upon the emergence from bankruptcy proceedings on October 9, 2002, we adopted fresh start reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. As a result, the historical consolidated financial information of Predecessor may not be entirely comparable to the historical consolidated financial information of our company and may be of limited value in evaluating our financial and operating prospects in the future.

    Our financial statements have been consolidated to eliminate inter-company transactions and balances. Investments in which we have an interest of 20% to 50% or investments in which we can assert significant influence, but not control, are accounted for under the equity method. Since December 6, 2000, there have been no equity method investments.

    We have prepared our financial statements and related notes included in this annual report in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The financial statements are expressed in U.S. Dollars ("Dollars").

    You should read the selected consolidated financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                            FLAG TELECOM HOLDINGS LIMITED
                            FLAG LIMITED                         PREDECESSOR COMPANY                   FLAG TELECOM GROUP LIMITED
                      -------------------------  ----------------------------------------------------  --------------------------
                                   PERIOD FROM    PERIOD FROM                             PERIOD FROM
                                    JANUARY 1,   INCORPORATION                            JANUARY 1,          PERIOD FROM
                                     1999 TO          TO                                    2002 TO          INCORPORATION
                                   FEBRUARY 26,  DECEMBER 31,                             OCTOBER 8,        TO DECEMBER 31,
                         1998          1999          1999          2000         2001         2002                 2002
                      -----------  ------------  -------------  -----------  -----------  -----------  --------------------------
                                            (AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT PER SHARE INFORMATION)
                      RESTATED(1)  RESTATED(1)    RESTATED(1)   RESTATED(1)  RESTATED(1)
STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Capacity revenues,
    net of
    discounts.......   $ 111,673     $21,304       $  78,793     $ 34,834     $  67,960    $  85,821            $  2,234
  Operations and
    maintenance
    revenue.........      24,479       3,109          19,571       43,829        60,104       51,035               1,665
  Network services
    revenue.........          --          --              --       21,599        35,545       41,078               8,248
Amortization of
  performance
  obligations under
  long-term
  contracts.........          --          --              --           --            --           --               9,857
                       ---------     -------       ---------     --------     ---------    ---------            --------
                         136,152      24,413          98,364      100,262       163,609      177,934              22,004
Operating expenses:
  Cost of capacity
    sold............      60,431       7,947          83,070           --            --           --                  --
  Network
    expenses........          --          --              --       18,805        45,628       40,823               8,024
  Operations and
   maintenance(2)...      29,236       5,386          36,832       36,222        50,222       55,780              19,258
  Sales, general and
    administrative(2)(3)...     32,354     3,507      33,997       48,227        69,481       57,688              15,624
  Bad debt
    expense.........          --          --              --       (1,289)         (173)      15,565               1,037
  Restructuring
    costs...........          --          --              --           --           217        2,058               4,097
  Asset
    impairment......          --          --              --           --       385,598      552,900                  --
  Depreciation and
    amortization....         844         656          13,248       81,625       134,021      126,809               7,345
                       ---------     -------       ---------     --------     ---------    ---------            --------
                         122,865      17,496         167,147      183,590       684,994      851,623              55,385
                       ---------     -------       ---------     --------     ---------    ---------            --------
Operating
  income/(loss)
  before
  reorganization
  items.............      13,287       6,917         (68,783)     (83,328)     (521,385)    (673,689)            (33,381)
  Reorganization
    costs...........          --          --              --           --            --      (64,704)                 --
  Gain on
    liabilities
    subject to
    compromise......          --          --              --           --            --      749,566                  --
  Fresh start
    adjustments.....          --          --              --           --            --     (308,769)                 --
                       ---------     -------       ---------     --------     ---------    ---------            --------
Operating
  income/(loss).....      13,287       6,917         (68,783)     (83,328)     (521,385)    (297,596)            (33,381)
Income from
  affiliate.........          --          --             361        4,717            --           --                  --
Interest expense....     (61,128)     (9,758)        (45,062)    (102,543)     (109,156)     (42,373)             (2,586)
Foreign currency
  gain/(loss).......          --          --              --       16,812        (7,185)     (24,510)               (631)
Interest income.....      14,875       1,825           7,188       69,817        42,870        4,041                 293
                       ---------     -------       ---------     --------     ---------    ---------            --------
Income/(loss) before
  minority interest
  and income
  taxes.............     (32,966)     (1,016)       (106,296)     (94,525)     (594,856)    (360,438)            (36,305)
Provision for income
  taxes.............      (1,260)       (171)         (1,549)      (1,096)       (7,402)       3,787                (652)
(Loss)/profit before
  minority
  interest..........     (34,226)     (1,187)       (107,845)     (95,621)     (602,258)    (356,651)            (36,957)
Minority interest in
  net income of
  unconsolidated
  subsidiary........          --          --           3,826           --            --           --                  --
Minority interest in
  net income of
  consolidated
  subsidiary........          --          --              --           --            --           --                 110

                                                            FLAG TELECOM HOLDINGS LIMITED
                            FLAG LIMITED                         PREDECESSOR COMPANY                   FLAG TELECOM GROUP LIMITED
                      -------------------------  ----------------------------------------------------  --------------------------
                                   PERIOD FROM    PERIOD FROM                             PERIOD FROM
                                    JANUARY 1,   INCORPORATION                            JANUARY 1,          PERIOD FROM
                                     1999 TO          TO                                    2002 TO          INCORPORATION
                                   FEBRUARY 26,  DECEMBER 31,                             OCTOBER 8,        TO DECEMBER 31,
                         1998          1999          1999          2000         2001         2002                 2002
                      -----------  ------------  -------------  -----------  -----------  -----------  --------------------------
                                            (AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT PER SHARE INFORMATION)
                      RESTATED(1)  RESTATED(1)    RESTATED(1)   RESTATED(1)  RESTATED(1)
                       ---------     -------       ---------     --------     ---------    ---------            --------
Net income/(loss)
  before
  extraordinary
  item..............     (34,226)     (1,187)       (104,019)     (95,621)     (602,258)    (356,651)            (36,847)
Extraordinary
  item(4)...........     (59,839)         --              --           --            --           --                  --
                       ---------     -------       ---------     --------     ---------    ---------            --------
Net income/(loss)
  before cumulative
  effect of change
  in accounting
  principle.........     (94,065)     (1,187)       (104,019)     (95,621)     (602,258)    (356,651)            (36,847)
Cumulative effect of
  change in
  accounting
  principle.........          --          --              --           --        (1,291)      (1,938)                 --
                       ---------     -------       ---------     --------     ---------    ---------            --------
Net income/(loss)...     (94,065)     (1,187)       (104,019)     (95,621)     (603,549)    (358,589)            (36,847)
Cumulative
  pay-in-kind
  preferred
  dividends.........       1,508          --              --           --            --           --                  --
Redemption premium
  and write-off of
  discount on
  preferred
  shares(5).........       8,500          --              --           --            --           --                  --
                       ---------     -------       ---------     --------     ---------    ---------            --------
Net income/(loss)
  applicable to
  common
  shareholders......   $(104,073)    $(1,187)      $(104,019)    $(95,621)    $(603,549)   $(358,589)           $(36,847)
                       =========     =======       =========     ========     =========    =========            ========
Basic and diluted
  net income/(loss)
  per share before
  extraordinary
  item:
  Class A FLAG
    Ltd.............   $   (0.33)    $    --       $      --     $     --     $      --    $      --            $     --
  Class B FLAG
    Ltd.............   $   (0.08)    $    --       $      --     $     --     $      --    $      --            $     --
Basic and diluted
  net income/(loss)
  per share
  attributable to
  extraordinary
  item:
  Class A FLAG
    Ltd.............   $   (0.45)    $    --       $      --     $     --     $      --    $      --            $     --
  Class B FLAG
    Ltd.............   $   (0.10)    $    --       $      --     $     --     $      --    $      --            $     --
Basic and diluted
  net income/(loss)
  per share:
  Class A FLAG
    Ltd.............   $   (0.79)    $    --       $      --     $     --     $      --    $      --            $     --
  Class B FLAG
    Ltd.............   $   (0.18)    $ (0.01)      $      --     $     --     $      --    $      --            $     --
  FLAG Telecom
    Holdings Limited
    common stock
    before effect of
    change in
    accounting
    principle.......   $      --     $    --       $   (1.49)    $  (0.73)    $   (4.49)   $   (2.66)           $     --
Basic and diluted
  net income/(loss)
  per share
  attributable to
  the cumulative
  effect of change
  in accounting
  principle.........   $      --     $    --       $      --     $     --     $   (0.01)   $   (0.01)           $     --
Basic and diluted
  net income/(loss)
  per share.........   $      --     $    --       $   (1.49)    $  (0.73)    $   (4.50)   $   (2.67)           $     --
Basic and diluted
  net loss per share
  FLAG Telecom Group
  Limited...........   $      --     $    --       $      --     $     --     $      --    $      --            $ (18.42)

                                        FLAG                                                  COMPANY
                                       LIMITED               PREDECESSOR COMPANY             (COMBINED)
                                     -----------   ---------------------------------------   ----------
AS OF DECEMBER 31                       1998          1999          2000          2001          2002
-----------------                    -----------   -----------   -----------   -----------   ----------
                                     RESTATED(1)   RESTATED(1)   RESTATED(1)   RESTATED(1)
BALANCE SHEET DATA:
Total assets.......................  $1,516,623    $1,364,049    $3,077,555    $ 3,264,681   $ 598,968
Senior notes.......................     424,679       425,270       984,002        982,531          --
Shareholders' equity...............  $  436,252    $  240,318    $  945,512    $   345,334   $ 236,573

STATEMENT OF CASH FLOW DATA:
Cash flow from operating
  activities.......................  $   88,831    $  115,782    $  171,606    $   467,421   $  53,123
Cash flow from financing
  activities.......................      97,818       (67,470)    1,113,803        185,312    (421,983)
Cash flow from investing
  activities.......................  $ (186,144)   $  (47,058)   $ (355,621)   $(1,152,282)  $ 156,127

(1) During the course of our 2002 audit and 2001 re-audit there were adjustments identified that related to previous periods and as a result, our 2000 financial statements were re-audited. The restatements related to guidance issued by the SEC relating to accounting for reciprocal transactions, adjustments for other revenue recognition matters to comply with SAB 101, and other adjustments arising from the re-audit. Certain other reclassifications and audit adjustments have been made to conform to current year presentation. The following summarizes the impact of the restatements:

    RECIPROCAL TRANSACTIONS

    Sales made as part of reciprocal transactions totaled $263.5 million for the year ended December 31, 2001, and were recorded as deferred revenue in those amounts. Purchases made as part of reciprocal transactions entered into by us totaled $232.8 million for the year ended December 31, 2001, and were recorded as prepaid expenses, property and equipment or other assets. During 2002, we signed a sales contract and a purchase contract in respect of a reciprocal transaction. The transaction did not meet our accounting policy for the recognition of a reciprocal transaction and it has been accounted for on a carry-over basis.

    ADJUSTMENTS TO OPENING RETAINED EARNINGS

    The accounting for sales of capacity has evolved over the last few years as the interpretation and application of certain pronouncements by the SEC and accounting standard setting bodies have been clarified. To take account of these developments and to be consistent with current industry practice, the accounting for certain sales transactions has been re-stated as follows:

    - A contract signed in September 1998, but related to a customer commitment in an earlier period was treated as a sales type lease because the customer had a fixed period to commit to draw down the capacity and to start paying maintenance charges for certain specifically identified capacity on our network, otherwise the customer would lose the capacity with no refund. On re-evaluation of the contract the Company has accounted for these capacity sales as operating leases as and when drawn down.

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

    - The impact of these adjustments has been a decrease to 2000 opening retained earnings of $58.8 million.

    OTHER ADJUSTMENTS TO 2000 AND 2001

    - The items listed above also impacted the revenues for the years 2000 and 2001.

    - The Company also adjusted the revenues for the years 2000 and 2001, upon further analysis of the deliveries of capacity to the customers, in compliance with the current revenue recognition policy.

    - In December, 2001, the Company accrued for an upgrade on the FA-1 system, which was committed to be purchased. Upon further analysis by management, the accruals and related assets have been reversed to reflect the fact that the work had not been undertaken by the supplier in 2001.

    - The Company identified additional fixed assets for which depreciation had to be charged in 2001.

    - Adjustments to cash and expense accounts to reflect payments made to suppliers but not posted to the accounts payable ledger in 2001.

    - Upon further analysis, the Company identified certain accruals at December 2001, which were not required and therefore reversed.

    - Correction of book keeping and accounting errors

    The total impact of all adjustments in 2001 and 2000 is to reduce previously reported net income in 2001 and 2000 is $20.4 million and $6.2 million, respectively.

(2) Included in operating expenses for FLAG Telecom for the year ended
    December 31, 2001, are the following non-cash compensation expenses:
    $0.3 million in operations and maintenance expenses; $0.2 million in sales and marketing expenses; and $0.6 million in general and administrative expenses. Included in operating expenses for FLAG Telecom for the year ended December 31, 2000, are the following non-cash compensation expenses:
    $2.0 million in operations and maintenance expenses; $1.2 million in sales and marketing expenses; and $4.5 million in general and administrative expenses.

(3) Included in general and administrative expenses for the years ended
    December 31, 1998 are program management expenses which include reimbursements to Bell Atlantic Network Systems Company, then a shareholder of FLAG Limited, for all costs and out-of-pocket expenses incurred by Bell Atlantic Network Systems Company in performing project management services for FLAG Limited. In addition, Bell Atlantic Network Systems Company received a fee equal to 16% of payroll costs and of certain outside contractor and consultant costs. Bell Atlantic Network Systems Company was a subsidiary of Bell Atlantic Corporation, a predecessor of Verizon Communications.

(4) In the year ended December 31, 1998, in connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its credit facility with Barclays Bank plc ("Barclays"), FLAG Limited recorded an extraordinary loss of $59.8 million, representing the write-off of unamortized deferred financing costs related to its old credit facility.

(5) In the year ended December 31, 1998, in connection with FLAG Limited's issuance of 8 1/4% Senior Notes due 2008 and its entry into its credit facility with Barclays, FLAG Limited redeemed its then outstanding preferred stock at a redemption price of 105% of the liquidation preference. The excess of the redemption value over the carrying value of the preferred stock on the date of the redemption of $8.5 million has been reflected as a decrease in other shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are a multinational corporate organization made up of multiple corporate entities. We operate a global telecommunications network comprised of advanced fiber-optic cable systems and interfaces that are owned by, leased to, or otherwise available to our company. Over our global network, we offer a variety of telecommunications products and services, IP transit, IP point-to-point, leased capacity services, managed bandwidth service, co-location services and long-term rights of use in capacity. We are a "carrier's carrier", meaning that our target customer base is the international wholesale broadband market, consisting of established carriers or major public telephone operator incumbents, ASPs and ISPs, alternate carriers and other bandwidth intensive users, rather than individual telecommunications consumers. On the Effective Date, Predecessor transferred substantially all of its assets, and certain liabilities, at fair value, to FLAG Telecom, as a result of transactions contemplated by the Plan of Reorganization of Predecessor and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code and its Bermuda equivalent, the Bermuda Schemes of Arrangement. See Bankruptcy and Plan of Reorganization under Item 3 for a more complete description of the restructuring of our company.

    The financial information presented in this report comprises the consolidated financial information of (i) FLAG Telecom at December 31, 2002 and for the period from October 9, 2002 to December 31, 2002; and (ii) Predecessor at and for the years ended December 31, 2001 and 2000 and for the period from January 1, 2002 to October 8, 2002. In consultation with our independent auditors, we restated our audited financial statements for the years ended December 31, 2000 and 2001. Our initial intention was to restate our 2001 financial statements for the impact of recently issued accounting guidance by the SEC in August 2002. Subsequently, we identified accounting errors which related to 2001 and 2000, which have been corrected. Details of the adjustments are discussed in Item 6.

    The consolidated financial statements of Predecessor for the period from January 1, 2002 to October 8, 2002 have been prepared while Predecessor was still involved in chapter 11 proceedings and, accordingly, have been prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that have resulted due to Predecessor not continuing as a going concern.

    We emerged from chapter 11 bankruptcy proceedings on October 9, 2002. Effective as of the Effective Date, we adopted fresh start reporting in accordance with SOP 90-7. Unlike the consolidated financial statements for Predecessor contained herein, the consolidated financial statements for FLAG Telecom, reflect reorganization adjustments for the discharge of debt and the adoption of fresh start reporting. This resulted in significant changes to the following balance sheet captions: Construction in progress, Other long-term assets, Property and equipment, Deferred revenue, Short-term debt and Accounts payable.

    You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Predecessor's consolidated financial statements and the notes thereto and FLAG Telecom's consolidated financial statements and the notes thereto included elsewhere in this report.

CURRENT MARKET ENVIRONMENT

    The bandwidth market, as a whole, has deteriorated rapidly over the last three years and we do not expect market conditions to improve significantly in 2003. While traffic volume growth remains steady, particularly in our core markets in the Middle East and South East Asia, we have seen severe downward pressure on pricing in most regions with the competitive routes such as trans-Atlantic and intra-European markets being most affected. We anticipate that the competitive routes will remain depressed this year as the situation of oversupply continues. However, we remain cautiously optimistic about the competitive outlook for the second half of 2003, based on the general sentiment in our industry expressed by our customers and reflected in the competitive environment as fewer and fewer suppliers are perceived to be stable players.

OUR RESPONSE TO THE CURRENT MARKET CONDITIONS

    For 2003, in the challenging context of a substantial deterioration of the telecom sector since April 2000, slower economic growth and the high pressure on the sector from distressed assets of insolvent competitors, we intend to continue to manage our business in a prudent, conservative and focused manner. We intend to serve our customers, focus our capital expenditures, carefully manage our costs, drive revenues and leverage our regional advantages in under-serviced areas where we have a strong geographical presence, like the Middle East and Asia.

    In view of the difficult market conditions observed in 2002 and expected for 2003, we sought to restructure our finances, to secure our long-term financial viability. During April 2002, Predecessor and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, we negotiated with our bondholders, bank lenders and other creditors a comprehensive financial restructuring package, reflected in Predecessor's Plan of Reorganization, which was approved and confirmed by the U.S. bankruptcy court on September 26, 2002.

    As a result, we emerged from chapter 11 on October 9, 2002, having successfully restructured more than $1.4 billion of liabilities (including approximately $1.3 billion of debt), with new debt of approximately
$76 million. As part of our restructuring, we also streamlined our operating cost base, by cutting approximately 40% of our workforce and implementing various network cost saving initiatives, including the rationalization of PoP sites and circuit holdings, along with renegotiations on existing supplier contracts, in order to better align costs with future revenues expectations.

    Although there is a great deal of uncertainty facing global economic recovery and our industry, we remain cautiously optimistic about the future for FLAG Telecom:

    - Our financial re-structuring has strengthened our balance sheet and reduced dramatically our indebtedness and operating cost base going forward through renegotiation of contracts and reduction in employee headcount, allowing us to be more competitive and giving us valuable long-term credibility with customers;

    - We have strong customer relationships as evidenced by the high proportion of our repeat business. A large proportion of our business is with more stable, "blue-chip" incumbent operators, which are likely to emerge the strongest players in the current downturn;

    - We have a global network that is resilient and reliable. Following the completion of FNAL in 2002, and the withdrawal of some of our competitors from some regional markets, we can reasonably claim to have one of the most extensive global networks of any wholesale operator;

    - We have strong Middle Eastern and Asian coverage where we believe we are able to compete effectively;

    - We have a low overhead structure and our focus on the wholesale market means we have limited our exposure to the high costs of serving the enterprise or mass retail market;

    - We have a fast moving and flexible approach to customer requirements;

    - We have a short development cycle for new product initiatives; and

    - We have an international management team and key employees who have the know-how to run a global company and operate a modern telecommunications network.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are based on knowledge and experience about past and current events and on assumptions about future events.

    Management believes the following to be our company's critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by management in making these estimates, our results of operations for future periods could be materially affected.

ACCOUNTING FOR RIGHTS OF USE ("ROU") TRANSACTIONS

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

    We also sell services and capacity on a short-term lease basis whereby payments are generally made in installments over the term of the agreement as opposed to upfront payments. Accordingly, in the case of sales of services and short-term leases there tends to be a closer approximation, in the profile of cash received and the recognition of revenues in the income statement, than is the case with right of use agreements.

RECIPROCAL TRANSACTIONS FOR CAPACITY

    In August 2002, the staff of the Securities and Exchange Commission (the "SEC") indicated that the SEC staff had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets, irrespective of whether the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is characterized as an asset on the balance sheet. This conclusion requires that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Predecessor's accounting for these transactions, which resulted in Predecessor recognizing revenue, had been consistent with industry guidance for these types of transactions. In addition, the revenue recognition approach for these transactions that Predecessor followed was an acceptable practice in not only the communications industry but other industries as well. The SEC indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

    We have entered into transactions in which we provide capacity, services, by way of leases, ROUs or service agreements to other telecommunications companies and service providers at approximately the same time that we lease or purchase capacity from the same companies or their affiliates. We call these transactions "reciprocal transactions".

    Historically, we treated reciprocal transactions as if they were non-monetary transactions in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-monetary Transactions" ("APB No. 29").

    During the periods presented, neither Predecessor nor FLAG Telecom was a party to any reciprocal transaction that would require them to recognize revenues upfront.

    During the course of our 2002 audit and 2001 re-audit for the SEC guidance on non-monetary transactions, there were adjustments identified that related to previous periods and as a result, our 2000 financial statements were re-audited. The Company's previously issued consolidated financial statements as of and for the fiscal years ended December 25, 2000 and December 31, 2001 are restated to correct the accounting for certain items, as described below.

    Sales made as part of reciprocal transactions totaled $1.0 million and $263.5 million for the years ended December 31, 2002 and 2001, respectively, and were recorded as deferred revenue in those amounts. Purchases made as part of reciprocal transactions entered into by us totaled $1.0 million and $232.8 million for the years ended December 31, 2002 and 2001, respectively, and were recorded as prepaid expenses, property and equipment or other assets. During 2002, we signed a sales contract and a purchase contract in respect of a reciprocal transaction. The transaction did not meet our accounting policy for the recognition of a reciprocal transaction and it has been accounted for on a carry-over basis.

    We are aware that one of our customers, Global Crossing, announced that it has filed for bankruptcy protection under chapter 11. In the year ended December 31, 2001, we entered into three transactions with Global Crossing and its affiliates. Cash was received in connection with these transactions in the year ended December 31, 2001 and the last receipt was in October 2001. As at December 31, 2002, Global Crossing and its affiliates owed us $0.2 million ($0.6 million at December 31, 2001). Global Crossing has $24.7 million of credits to be used on our fiber-optic system, subject to certain provisions under a governing agreement, which cannot be offset against any monies owing to us.

    Other customers have credits totaling $28.2 million to be used on our fiber-optic system, subject to certain provisions under our agreements with these customers.

REVENUE RECOGNITION

    Our customers generally purchase capacity on our network through agreements providing for an outright sale of, or the sale of an ROU of, the capacity for the lifetime of a system. In addition, the customer becomes responsible for paying the agreed maintenance charges. In accordance with guidance provided by the Financial Accounting Standards Board Interpretation No. 43 ("FASB Interpretation No. 43"), we account for sales of fiber-optic cable capacity in the same manner as sales of real estate with property improvements or integral equipment. In accordance with FASB Interpretation No. 43, we defer revenue recognition for U.S. GAAP purposes and we account for capacity contracts as leases. Amounts invoiced to customers before the requirements of FASB Interpretation No. 43 are satisfied are included in deferred revenue and, when the relevant criteria for revenue recognition are satisfied, are amortized through the income statement on a pro rata basis evenly over the lifetime of the system, which generally tends not to exceed 15 years. This accounting treatment does not affect our cash flows from customers, who continue to be liable for payments in accordance with the signed agreements.

    Our network services activities are a growing part of our business and include managed bandwidth service, flexible bandwidth service, IP services and co-location services. We expect these services to generate recurring revenues for us. As a result of extending our range of products and services, we expect the greater part of our sales to be pursuant to agreements which will require us to recognize revenues over the relevant term of these agreements. To the extent that we enter into contracts in the future that satisfy the requirements for sales type lease accounting, we will recognize revenues without deferral.

    We recognize revenues from providing operations and maintenance services in the period in which we provide these services.

FRESH START REPORTING

    The consolidated financial statements of Predecessor for the period from January 1, 2002 to October 8, 2002 have been prepared while Predecessor was still involved in chapter 11 proceedings and, accordingly, have been prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that have resulted due to Predecessor not continuing as a going concern.

    You should not interpret the combined financial information for the year ended December 31, 2002 as the results of operations that we would have achieved had the reorganization occurred prior to January 1, 2002.

    Upon the emergence from bankruptcy proceedings, we adopted fresh start reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. Fresh start reporting was applied in accordance with SOP 90-7, which required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair value in accordance with the procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The fair values of the assets as determined for fresh start reporting were based on estimates of anticipated future cash flows of assets discounted at rates consistent with the discount rates used in the Plan. Liabilities existing at the Plan confirmation date are stated at the present values of amounts to be paid discounted at appropriate current rates. Deferred taxes are reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan is recorded at the fair value. Any excess net fair value remaining after the reduction is recognized as a reorganization item. The determination of the net fair values of the assets and liabilities is subject to significant estimation and assumptions. Actual results could differ from the estimates made.

PERFORMANCE OBLIGATIONS

    As part of fresh start accounting, we wrote off any deferred revenue balances and created a performance obligations reserve to cover future expenses resulting from sale activity recognized, and for which benefit was also received prior to the adoption of fresh start accounting. This reserve will be amortized to revenue in line with the relevant costs associated with performance of contracts. Whilst this is an estimate, and we do not expect any material variation from this, we cannot guarantee that these costs will be as predicted when they arise. If we determine at any time that we are required to recognize a further provision in respect of these costs, this could be expected to have a material adverse effect on our financial condition.

NETWORK EXPENSES

    Costs relating to the short-term lease of capacity are recognized over the period of the contract. The costs of network service products are expensed over the period of the recognition of the corresponding revenue. Where network service rebates are received, costs are reduced by the amount of the rebate received. Since the determination of network expense is subject to certain estimation and assumption processes, actual results could differ from these estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    We maintain an allowance for doubtful debts. Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established a provision for doubtful accounts based on our historical experience with potential uncollectable receivables and our expectations as to payments. As of December 31, 2002, we had an allowance of $10.4 million (2001 $5.1 million). This allowance could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the provision.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SOP 90-7 and SFAS 141, we constructed a valuation model to determine the values of our long-term assets, telecoms and non-telecoms plant and equipment assets upon emergence from bankruptcy as part of fresh start accounting. The forecast period was assessed to be 15 years and the assumptions used reflect lighting dark fiber expenditures, taxation and working capital requirements. The value of the property and equipment was calculated to be $322.0 million, resulting in an impairment write-down of $1,447.8 million. This was recorded as part of the fresh start adjustments in the income statement.

    On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
("SFAS 144").

    The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. Following the adoption of SFAS 144, we prepared Discounted Cash Flow ("DCF") models for each of our fiber-optic systems. In order to assess whether any impairment has arisen, we determined that Predecessor's fiber-optic telecommunication FEA and FNAL systems were impaired as at June 30, 2002. The main causes of the impairments effecting the DCF models were the high level of competition in terms of alternative supply, lower than generally expected demand for the trans-Atlantic route, significant over-supply for the trans-Atlantic route and higher than expected price erosion on various routes connecting Hong Kong. Given the above, we have reviewed the revenue opportunities used in the DCF models on these routes and now believe that Predecessor's networks are impaired. Predecessor has recognized an impairment charge of $327.9 million in respect of the FEA system and $225.0 million in respect of the FNAL system in the second quarter of 2002.

    The DCF models were prepared based on management's financial forecasts for 2002 to 2006. For the purpose of the impairment exercise, the financial forecasts were projected up to the useful lives of the fiber-optic systems in question with no further terminal value assumed beyond their useful lives. Forecasts beyond 2006 were based on 2006 revenues either remaining flat or reducing as individual systems along the network run out of capacity, and with 2006 costs increasing with inflation. For each of the fiber-optic systems, lighting dark fiber expenditures is forecasted to meet the sales targets for the year. Indirect costs were allocated to the fiber-optic systems based on their overall weighting of sales. The forecasts for each fiber-optic system were projected net of intercompany transactions. In determining the appropriate cost of capital, the capital asset pricing model was used. All valuation metrics were referenced and benchmarked against comparable company and market data.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

    The following discussion provides a comparison of the results of operations of our company and Predecessor on a combined basis for the year ended
December 31, 2002 with the historical results of operations of Predecessor for the year ended December 31, 2001. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The results of operations for the year ended December 31, 2002 combines the results of operations for Predecessor for the period from January 1, 2002 to October 8, 2002 with the results of operations for Successor for the period from October 9, 2002 to December 31, 2002. Such combined financial information does not reflect the results of operations that either Predecessor or Successor would have achieved during 2002. The combined financial information for the year ended December 31, 2002 is merely additive and does not give pro forma effect to the acquisition of assets by Successor and other transactions related to the Plan. In addition, Successor has a significantly different capital structure than Predecessor as a result of the reorganization.

ADJUSTED CONSOLIDATED RESULTS

    The table below shows the selected statement of operations and cash flow data for the years ended December 31, 2002 and December 31, 2001 being a combination of the results of Predecessor, for the year ended December 31, 2001 and the period from January 1, 2002 to October 8, 2002 and the results of Successor, for the period from October 9, 2002 to December 31, 2002. These adjustments have not been and will not be reflected in our current and future financial statements.

                                                            ADJUSTED YEAR ENDED
                                                             DECEMBER 31, 2002    DECEMBER 31, 2001
                                                            -------------------   -----------------
                                                                (UNAUDITED)          (RESTATED)
                                                                  ($000)               ($000)
REVENUE:
Capacity sales............................................       $  88,055           $    67,960
Operations and maintenance revenues.......................          52,700                60,104
Network services revenues.................................          49,326                35,545
                                                                 ---------           -----------
Total geographic revenues.................................         190,081               163,609
Amortization of performance obligations under long-term
  contracts...............................................           9,857                    --
                                                                 ---------           -----------
Total revenue                                                    $ 199,938           $   163,609
                                                                 =========           ===========

                                                             ADJUSTED YEAR ENDED
                                                              DECEMBER 31, 2002    DECEMBER 31, 2001
                                                             -------------------   -----------------
                                                                 (UNAUDITED)          (RESTATED)
                                                                   ($000)               ($000)
OPERATING EXPENSES:
Operations and maintenance.................................       $  75,038           $    50,222
Network expenses...........................................          48,847                45,628
Sales, general and administrative..........................          73,312                69,481
Bad debt expense...........................................          16,602                  (173)
Restructuring costs........................................           6,155                   217
Asset impairment...........................................         552,900               385,598
Depreciation...............................................         134,154               131,979
Amortization...............................................              --                 2,042
Reorganization costs.......................................          64,704                    --
Gain on settlement of liabilities subject to compromise....        (749,566)                   --
Fresh start adjustments....................................         308,769                    --
Interest expense...........................................          44,959               109,156
Foreign currency loss......................................          25,141                 7,185
Interest income............................................          (4,334)              (42,870)
(Loss) before income taxes and cumulative effect of change
  in accounting principle..................................        (396,743)             (594,856)
Provision for taxes........................................           3,135                (7,402)
Minority interest..........................................             110                    --
Cumulative effect of change in accounting principle........          (1,938)               (1,291)
Net loss...................................................        (395,436)             (603,549)
Cash flows from operating activities.......................         (53,123)              467,421
Cash flows from financing activities.......................        (421,818)              185,312
Cash flows from investing activities.......................       $ 154,127           $(1,152,282)

REVENUES

    We recognized total revenue during the period from January 1, 2002 to October 8, 2002 of $177.9 million compared to $163.6 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, total revenue was $22.0 million. For the fiscal year ended December 31, 2002, total revenue on a combined basis was $199.9 million, an increase of 22.2% over the fiscal year ended December 31, 2001. This increase is primarily due to an increase in network services revenue (IP Transit, managed bandwidth, vPoP, co-location and lease). The FLAG Atlantic cable was brought into commercial service in May and June 2001, allowing a full year of movement of deferred revenue. Additionally, upon emergence from chapter 11 we began to amortize performance obligations under long-term contracts within revenues. As of December 31, 2002, we have amortized $9.9 million to the income statement. These performance obligations under long-term contracts arose upon the adoption of fresh start accounting, as referred to in "Critical Accounting Policies".

    We recognized revenue from the sale of capacity of $85.8 million in the period from January 1, 2002 to October 8, 2002, or 48.2% of total revenue for such period, compared to $68.0 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, capacity revenue was $2.2 million, or 10.2% of total revenue for such period. For the fiscal year ended December 31, 2002, revenue from the sale of capacity on a combined basis was $88.1 million, or 44.0% of total revenues, an increase of 29.6% over the fiscal year ended December 31, 2001. The increase is primarily due to additional sections of our global network entering into commercial service mid 2001 (the FA-1 system), which was offset by the reduction of deferred revenue balances and related revenue recognition.

    We recognized revenue from operations and maintenance services of $51.0 million in the period from January 1, 2002 to October 8, 2002, or 28.7% of total revenue for such period, compared to $60.1 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to

December 31, 2002, revenue from operations and maintenance services was $1.7 million, or 7.6% of total revenue for such period. For the fiscal year ended December 31, 2002, revenue from operations and maintenance services on a combined basis was $52.7 million, or 26.4% of total revenues, a decrease of 12.3% over the fiscal year ended December 31, 2001. This decrease is attributable to deferred revenues totaling $3.3 million, which were written off in 2002 on the FA-1 system, relating to Teleglobe, KPNQwest and PSINet.

    We recognized revenue from network services of $41.1 million in the period from January 1, 2002 to October 8, 2002, or 23.1% of total revenue for such period, compared to $35.5 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, revenue from our network services business was $8.2 million, or 37.5% of total revenue for such period. For the fiscal year ended December 31, 2002, revenue from network services on a combined basis was $49.3 million, or 24.7% of total revenues, an increase of 38.8% over the fiscal year ended December 31, 2001. The network services business consists of managed bandwidth service, flexible bandwidth service, IP services and co-location services. The managed bandwidth product, which offers customers fully protected international city-to-city circuits backed by service delivery and availability guarantees, represented approximately 46.5% of the revenue of network services for the year ended December 31, 2002, a decrease from approximately 59.5% of network services revenues in the year ended December 31, 2001. Our leased capacity services business and our IP services business represented approximately 21% and 19.7% respectively of our network services revenue in the year ended December 31, 2002. Reasons for the increase in network services revenue in fiscal year ended 2002 can be attributed to the reluctance of customers to commit to long-term ROU agreements, instead opting for short term, lower risk, lease agreements.

    As of December 31, 2002, we had entered into sales transactions with more than 210 international telecommunication carriers and Internet service providers compared to 130 as of December 31, 2001.

OPERATING EXPENSES

    In the period from January 1, 2002 to October 8, 2002, we recorded
$126.8 million of depreciation, compared to $132.0 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded $7.3 million of depreciation. For the fiscal year ended December 31, 2002, depreciation on a combined basis was $134.2 million, an increase of 1.6% over the fiscal year ended December 31, 2001. The depreciation charge increased as a result of the additional sections of our global network entering commercial service during 2001 and 2002. In 2001 and 2002 as legs of the FA-1 and FNAL systems entered into commercial service, amounts held within Construction In Progress relating to these systems were transferred to Property And Equipment and subsequently depreciated. This increase is offset by the lower depreciation resulting from impairment charges of $327.9 million in respect of the FEA system and $225.0 million in respect of the FNAL system that we recognized in June 2002. The assets of our company were further impaired as part of the fresh start accounting process on emergence from chapter 11. See "Impairment of Long-Lived Assets" above.

    In the period from January 1, 2002 to October 8, 2002, we incurred
$40.8 million in network expenses, or 22.9% of total revenue for such period, compared to $45.6 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded $8.0 million of network expenses, or 36.5% of total revenue for such period. For the fiscal year ended December 31, 2002, network expenses on a combined basis were $48.8 million, or 24.4% of total revenues, an increase of 7.1% over the fiscal year ended December 31, 2001. These costs relate primarily to the utilization of third party capacity, including local backhaul costs, connection and access fees, restoration charges and other network procurement costs. The cost increase reflects the expansion of the network & increased connectivity in conjunction with additional customer traffic. Cost increases were partially offset by the migration of third party capacity onto our global network with regard to our FA-1 and FNAL systems.

    In the period from January 1, 2002 to October 8, 2002, we incurred
$55.8 million in operations and maintenance costs, or 31.3% of total revenue for such period, compared to $50.2 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded $19.3 million of operations and maintenance costs, or 87.5% of total revenue for such period. For the fiscal year ended December 31, 2002, operations and maintenance costs on a combined basis were $75.0 million, or 37.5% of total revenues, an increase of 49.4% over the fiscal year ended December 31, 2001. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overhead directly associated with operations and maintenance activities. These increases reflect the additional sections of our global network entering commercial service. As legs of the FA-1 and FNAL systems entered into commercial service in 2001 and 2002, we became liable for the contractual commitments under maintenance zone agreements and started to recognize the salaries and overhead expenses relating to the operations and maintenance of these systems in the income statement.

    In the period from January 1, 2002 to October 8, 2002, we incurred
$57.7 million of sales, general and administrative expenses, or 32.4% of total revenue for such period, compared to $69.5 million during the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded $15.6 million of general and administrative expenses, or 71.0% of total revenue for such period. For the fiscal year ended December 31, 2002, general and administrative expenses on a combined basis were $73.3 million, or 36.7% of total revenues, an increase of 5.5% over the fiscal year ended December 31, 2001. The increase in sales, general and administrative expenses in 2002 is attributable to retention payments to management and key employees and increased general overhead required to support the growth of our global network across Europe, the United States and the Far East, partially offset by the reduction in the administrative workforce and office closures as anticipated in the Plan, along with a reduction in advertising and marketing costs.

    In the period from January 1, 2002 to October 8, 2002, we incurred
$15.6 million in respect of bad debt expense, or 8.7% of total revenue for such period, compared to a $0.2 million credit incurred during the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded $1.0 million in respect of bad debt expense, or 4.7% of total revenue for such period. For the fiscal year ended December 31, 2002, provisions for doubtful debts on a combined basis were $16.6 million, or 8.3% of total revenues. The increase in provisions for doubtful debts in 2002 is attributable to the deterioration of the market and economic problems experienced by certain of our customers.

RESTRUCTURING COSTS

    In the period from January 1, 2002 to October 8, 2002, we incurred
$2.1 million in restructuring costs under the Plan, compared to $0.2 million in restructuring costs incurred during the fiscal year ended December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded $4.1 million of restructuring costs. For the fiscal year ended December 31, 2002, restructuring costs on a combined basis were $6.2 million. This represents items arising from the application of EITF 94-3 (Emerging Issues Task Force, Issue
No. 94-3: Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Specifically, these relate to headcount reductions and employee related costs paid during our chapter 11 proceedings

    During the third quarter of 2002, the Predecessor implemented a restructuring plan to reduce the employee base and close certain offices in order to reduce the level of fixed costs. The employees affected were in Sales (51), Operations (47) and Finance and Administration
(15). The following summarizes the costs incurred by Predecessor.

                                                      EMPLOYEE TERMINATION BENEFITS
                                                      -----------------------------
                                                                 ($000)
Balance at January 1, 2002..........................             $   --
Amount charged to expense...........................              2,058
Amounts paid........................................             (1,991)
                                                                 ------
Balance at October 8, 2002..........................             $   67
                                                                 ======

    The costs have been recorded as restructuring costs on the income statement.

    Upon emergence from Bankruptcy, we initiated a further plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and early 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14). The Successor expects to incur $4.9 million in costs, as part of the plan. The Successor has incurred $4.1 million in one-time termination costs in December 31, 2002. There are a further $0.6 million of one-time termination and $0.2 million of other associated costs expected to be incurred and paid in 2003. The costs have been recorded on the income statement in accordance with Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which we adopted on October 9, 2002, in accordance with SOP 90-7.

    The last office closure occurred in April 2003 and the final employee termination is expected in August 2003.

    The following summarizes the activity for the restructuring costs incurred by the Successor:

                                                      ONE-TIME TERMINATION BENEFITS
                                                      -----------------------------
                                                                 ($000)
Beginning balance October 9, 2002 (1)...............             $   67
Amounts charged to expense..........................              4,097
Amounts paid........................................             (1,560)
                                                                 ------
Closing balance December 31, 2002...................             $2,604
                                                                 ======

(1) Represents employee termination benefits of Predecessor paid by Successor.

REORGANIZATION COSTS

    In the period from January 1, 2002 to October 8, 2002, we incurred
$64.7 million in reorganization costs. These costs represent items arising from the application of SOP 90-7, as referred to in "Critical Accounting Policies" above. Specifically, these costs relate to professional fees, retainers, interest income, underwriter's fees and write-off of capitalized interest paid during the period we commenced chapter 11 proceedings.

LONG-LIVED ASSET IMPAIRMENT

    As discussed above in "Impairment of Long-Lived Assets", during fiscal year 2002 we recognized an impairment charge of $327.9 million in respect of the FEA system and $225.0 million in respect of the FNAL system, and $1,447.8 million across the entire network as part of fresh start adjustments, totaling
$2,000.7 million. During 2001 we recognized an impairment charge of $359.0 million in respect of the FA-1 system and $26.6 million in respect of the FP-1 system.

GAIN ON SETTLEMENT OF LIABILITIES SUBJECT TO COMPROMISE

    Upon emergence from chapter 11, we recognized a gain on settlement of liabilities subject to compromise of $749.6 million as a result of transactions contemplated by the Plan. This is primarily comprised of gains on settlements to third parties as a result of restructuring.

AMORTIZATION OF PERFORMANCE OBLIGATIONS UNDER LONG-TERM CONTRACTS

    Upon emergence from chapter 11 we began to amortize performance obligations under long-term contracts. As of December 31, 2002, we have amortized
$9.9 million to the income statement. These performance obligations under long-term contracts arose upon the adoption of fresh start accounting, as referred to in "Critical Accounting Policies".

FRESH START ADJUSTMENTS

    Fresh start adjustments impact the period from January 1, 2002 to October 8, 2002 and consist of impairments to the cable systems of $1,447.8 million, impairment of other long-term assets of $17.4 million and performance obligations under long-term contracts of $142.5 million, partially offset by the elimination of deferred revenues of $1,298.4 million and the elimination of deferred taxes of $0.6 million.

INTEREST EXPENSE, FOREIGN CURRENCY GAIN, AND INTEREST INCOME

    In the period from January 1, 2002 to October 8, 2002, interest expense on borrowings decreased to $42.4 million, compared to $109.2 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to
December 31, 2002, we recorded $2.6 million of interest expense. For the fiscal year ended December 31, 2002, interest expense on a combined basis was $45.0 million, a decrease of 58.8% over the fiscal year ended December 31, 2001. Interest expense decreased due to fresh start reporting when we stopped accruing interest upon filing for bankruptcy. The restructuring of the debt after emergence resulted in lower interest charges.

    In the period from January 1, 2002 to October 8, 2002, we experienced a foreign exchange loss of $24.5 million, compared to $7.2 million for the fiscal year ended December 31, 2001. For the period from October 9, 2002 to
December 31, 2002, we recorded $0.6 million loss. For the fiscal year ended December 31, 2002, foreign exchange loss on a combined basis was $25.1 million, an increase of 249.9% over the fiscal year ended December 31, 2001. The foreign exchange loss of $24.5 million in the period to October 8, 2002 arose primarily from the translation of the net Euro denominated borrowings from Euro to U.S. Dollars until the Euro-denominated borrowings were redeemed as part of the Plan.

    During 2002, we capitalized $2.2 million of interest costs as a component of construction in progress, compared to $16.2 million during 2001 due to the reduced level of construction in 2002.

    We earned interest income of $4.0 million during the year ended
December 31, 2002 prior to entering our chapter 11 process, and interest income of $3.4 million during the reorganization process (being a reorganization item), compared to $42.9 million earned during the year ended December 31, 2001, reflecting our lower cash balances during 2002. Interest was earned on:

    - cash balances, restricted cash and short-term investments held by the collateral trustee for FLAG Limited's credit facility;

    - the restricted cash balances in FLAG Atlantic Limited; and

    - the balance of the proceeds from the initial public offering of Predecessor and high yield funds held by Predecessor.

PROVISION FOR TAXES

    The provision for taxes was a credit of $3.1 million for the year ended December 31, 2002, compared to a charge of $7.4 million for the year ended December 31, 2001. The movement from a tax charge for 2001 of $7.4 million to an overall tax credit, on a combined basis, for 2002 of $3.1 million arises because certain provisions made in 2001 were not required in 2002, and from the release of certain of the 2001 provisions as certain tax liabilities are now not expected to crystallize.

NET LOSS AND LOSS PER SHARE

    In the period from January 1, 2002 to October 8, 2002, net loss decreased to $358.6 million, compared to $603.5 million for the fiscal year ended
December 31, 2001. For the period from October 9, 2002 to December 31, 2002, we recorded a net loss of $36.8 million. For the fiscal year ended December 31, 2002, net loss on a combined basis was $395.4 million, a decrease of 34.5% over the fiscal year ended December 31, 2001.

    Basic and diluted loss per common share was $2.66 and $2.67, and $18.42 and $18.42 for the period from January 1, 2002 to October 8, 2002 and the period from October 9, 2002 to December 31, 2002, respectively, compared to a basic loss of $4.49 per common share and a diluted loss per common share of $4.50 for the year ended December 31, 2001.

    YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

REVENUES

    We recognized total revenue during the year ended December 31, 2001 of $163.6 million compared to $100.3 million for the year ended December 31, 2000, an increase of 63.2%. This increase is due to an increase in our network services business revenues and the continued growth in capacity sales and activations on our global network. During 2001, we achieved a number of significant milestones in the construction of our global network bringing parts of our network into commercial service and thereby permitting the recognition of revenue from presales in the statement of operations, which had previously been deferred. The southern leg of the FA-1 system entered into commercial service in June 2001 and the full loop was completed when the northern leg of the system entered into commercial service in September 2001. With the full loop of the FA-1 system in commercial service, the full amount of the presale payments began to be recognized over the lifetime of the system from June 2001. In addition, revenues in relation to the agreed maintenance charges on the FA-1 system started to be recognized. The eastern leg of the FNAL system also entered into commercial service in June 2001. Prior to the year ended December 31, 2001, only the FEA system was in commercial service.

    We recognized revenue from the sale of capacity of $68.0 million for the year ended December 31, 2001 compared to $34.8 million during the year ended December 31, 2000, an increase of 95.1%. This increase is due to the construction milestones achieved on our global network in 2001 which enabled us to start amortizing deferred revenue through the income statement over the lifetime of the system or over the life of the lease and services agreements.

    We recognized revenue from operations and maintenance services of $60.1 million for the year ended December 31, 2001 compared to $43.8 million for the year ended December 31, 2000, an increase of 37.1%. This increase is a result of the construction milestones achieved on our global network in the year, which enabled us to start billing the agreed maintenance charges on the systems brought into commercial service.

    We recognized revenue from network services of $35.5 million for the year ended December 31, 2001 compared to $21.6 million for the year ended
December 31, 2000, an increase of 64.6%. The network services business consists of managed bandwidth service, IP services and co-location services.

The managed bandwidth product, which offers customers fully protected international city-to-city circuits backed by service delivery and availability guarantees, represents approximately 70% of the network services revenue for the year ended December 31, 2001, an increase from approximately 50% of network services revenues in the year ended December 31, 2000. Our leased circuit services business and our IP services business, new in the year, represented approximately 14% and 9% respectively of the network services revenue in the year ended December 31, 2001.

    As of December 31, 2001, we had entered into sales transactions with more than 130 international telecommunication carriers and Internet service providers compared to 100 as of December 31, 2000.

OPERATING EXPENSES

    For the year ended December 31, 2001, we recorded $132.0 million of depreciation compared to $81.3 million for the year ended December 31, 2000, an increase of 62.0%. The depreciation charge for 2001 has increased as construction milestones on our global network were achieved. As legs of the FA-1 and FNAL systems entered into commercial service, amounts held within construction in progress relating to these systems were transferred to property and equipment. We depreciate property and equipment on a straight-line basis over the estimated useful life of the asset, generally no more than 15 years.

    During the year ended December 31, 2001, we incurred $45.6 million in network expenses compared to $18.8 million for the year ended December 31, 2000, an increase of 142.6%. These costs primarily relate to our utilization of third party capacity, including backhaul expenses, connection and access charges, restoration charges and other network procurement costs.

    During the year ended December 31, 2001, we incurred $50.2 million in operations and maintenance costs compared to $36.2 million for the year ended December 31, 2000, an increase of 38.7%. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overhead expenses directly associated with operations and maintenance activities. The increase in 2001 reflects the construction milestones on our global network achieved in that year. As legs of the FA-1 and FNAL systems entered into commercial service, we became liable for the contractual commitments under maintenance zone agreements and started to recognize the salaries and overhead expenses relating to the operations and maintenance of these systems in the income statement.

    During the year ended December 31, 2001, we incurred $69.5 million of sales, general and administrative expenses compared to $48.2 million during the year ended December 31, 2000, an increase of 44.1%. The increase in sales, general and administrative costs is largely due to recruitment of additional staff, higher personnel costs arising from the increased sales activity to support our growing range of products and services, and increased office related costs incurred as FLAG expanded its geographical diversity and our global network was expanded in Europe, the USA and the Far East.

    Costs for the year ended December 31, 2001 include $1.0 million in charges for non-cash compensation expense in respect of stock option awards under our long-term incentive plan, compared to $7.7 million in charges for the year ended December 31, 2000. These charges are required under U.S. accounting practices and are purely accounting charges having no effect on cash flows.

LONG-LIVED ASSET IMPAIRMENT

    Given the high degree of competition in terms of alternative supply, price erosion and lack of demand on the trans-Atlantic route, we reviewed the prospects for demand on that route and we determined that our FA-1 system was impaired. We determined that the carrying value of the FA-1 system exceeded its fair value and we recognized an impairment charge of $359.0 million in 2001. We derived the fair value based on the present value of future cash flows expected to be generated by the FA-1 system according to the latest demand forecasts available to management at that time.

    In addition, asset impairment charges of $26.6 million were recorded in the third quarter of 2001. On August 7, 2001, we announced that we had decided not to proceed with the FLAG Pacific--1 ("FP-1") project in association with TyCo Telecommunications that had been announced in the second quarter. The agreement with TyCo Telecommunications was conditional upon our obtaining financing on satisfactory terms. However, despite substantial efforts on our part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. We had commissioned a marine survey for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed, the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million, comprising $24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs.

RESTRUCTURING CHARGES

    Following the decision not to proceed with the FP-1 project, certain employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation was written off. We recognized a restructuring charge of $0.2 million related to staff reduction costs. The cash expenditures concerning the workforce reduction charge had been paid by the end of the year.

INTEREST EXPENSE, FOREIGN CURRENCY GAIN, AND INTEREST INCOME

    Interest expense on borrowings increased to $109.2 million for the year ended December 31, 2001, from $102.5 million for the year ended December 31, 2000, an increase of 6.4%. Interest expense has increased by $6.7 million due to an increase in borrowings and because, as elements of the construction of our global network were brought into commercial service, interest on related borrowings may no longer be capitalized and must be expensed in accordance with U.S. accounting practices.

    We experienced a foreign currency exchange loss of $7.2 million for the year ended December 31, 2001, as compared to a foreign currency exchange gain of $16.8 million for the year ended December 31, 2000. The foreign currency exchange loss of $7.2 million arose from the translation at the year-end of the net Euro-denominated borrowings from Euro to U.S. Dollars at the balance sheet exchange rate.

    During 2001, we capitalized $16.2 million of interest costs as a component of construction in progress.

    We earned interest income of $42.9 million during the year ended December 31, 2001, compared to $69.8 million earned during the year ended December 31, 2000. Interest was earned on:

    - cash balances and short-term investments held by the collateral trustee for FLAG Limited's credit facility;

    - the restricted cash balances in FLAG Atlantic Limited; and

    - the balance of the proceeds from the IPO and high yield funds held by FLAG Telecom.

PROVISION FOR TAXES

    The provision for taxes was $7.4 million for the year ended December 31, 2001, compared to $1.1 million for the year ended December 31, 2000. The tax charge has increased from $1.1 million for 2000 to $7.4 million for 2001 primarily as a result of provisions being made during 2001 for potential tax liabilities in a number of jurisdictions.

NET LOSS AND LOSS PER SHARE

    For the year ended December 31, 2001, we recorded a net loss of $603.5 million, compared to a net loss of $95.6 million for the year ended December 31, 2000.

    Basic loss per common share was $4.49 and diluted loss per common share was $4.50 for the year ended December 31, 2001, compared to a basic and diluted loss of $0.73 per common share for the year ended December 31, 2000.

TAXES

    The provision for income taxes reflected in the statements of operations included in our financial statements contained in this report consists of taxes incurred on the income earned or activities performed by us in jurisdictions where we are deemed to have a taxable presence or are otherwise subject to tax. We believe that a significant portion of our company's income will not be subject to tax by Bermuda, which currently has no corporate income tax, or by certain other countries in which either we conduct activities or in which our customers are located. However, this belief is based upon the anticipated nature and conduct of our business, which may change, and upon management's understanding of our company's position under the tax laws of the various countries in which we have assets or conduct activities, or upon the location of our customers. Our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot determine in advance the extent to which certain taxing jurisdictions may require us to pay tax or to make payments in lieu of tax. In addition, payments due to us from our customers may be subject to withholding tax or other tax claims in amounts that exceed the taxation that we anticipate based upon our current and anticipated business practices and current tax regimes.

    We have obtained from the Minister of Finance of Bermuda, under the Exempted Undertakings Tax Protection Act 1966, an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of such tax will not be applicable to our company or to any of our operations, or to the shares, capital or common stock of FLAG Telecom, until March 28, 2016. This undertaking does not, however, prevent the imposition of property taxes on any real property or leasehold interests in Bermuda.

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the years ended December 31, 2002, 2001 and 2000, results in an effective tax charge that differs from the Bermuda tax charge as follows:

                                                       COMBINED
                                                         2002          2001          2000
                                                      -----------   -----------   -----------
                                                      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Statutory Bermuda tax charge........................    $    --        $   --        $   --
Current foreign taxes...............................       (911)       10,782         1,419
Deferred and other taxes............................     (2,224)       (3,380)         (323)
                                                        -------        ------        ------
Effective tax charge/(credit).......................    $(3,135)       $7,402        $1,096
                                                        =======        ======        ======

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2002, our available sources of liquidity consisted of $125.8 million of unrestricted cash and cash equivalents.

    As of December 31, 2002, we had $8.4 million of restricted cash. This amount represents monies held in an escrow account with the Bank of New York pursuant to a payment plan with a third party for maintenance services and collateral for guarantees and deposits. During the first half of 2003, we expect a decrease in our unrestricted cash and cash equivalents as we make payments to suppliers due under a number of deferred payment plans currently in place to clear liabilities with these suppliers.

    Prices are reducing in 2003 and this will have an impact on our results when compared to 2002. However, based on existing market conditions, financial conditions and financial projections, our amount of unrestricted cash and cash equivalents is sufficient to enable us to continue to meet in full our financial obligations as they fall due in the next 12 months.

CASH FLOWS

    For the period from January 1, 2002 to October 8, 2002, total cash used by operating activities was $35.0 million, total cash used in financing activities was $421.8 million and total cash provided by investing activities was $152.2 million. For the period from October 9, 2002 to December 31, 2002, total cash used in operating activities was $18.1 million, total cash used in financing activities was $nil and total cash and cash equivalents provided by investing activities was $2.0 million.

    At December 31, 2002, total cash and cash equivalents had decreased to $125.8 million from $417.4 million at December 31, 2001 primarily as a result of further payments on the construction of the FLAG Telecom network and the Effective Date payments made on emergence from chapter 11.

    As at December 31, 2002, we had liquid resources of $125.8 million and have forecasted positive cash flows for at least the next 12 months. As a result, we believe that our exposure to short-term liquidity risk is limited.

    On a long-term basis, in addition to continued operating requirements, we will need to repay or refinance the majority of our debt. Specifically, this includes the Series A Notes, which can be redeemed at $30 million prior to April 2004, which increases to $45 million prior to the due date of October 2005. Also included is the FNAL Note (as defined below), which is due in three installments-$6.0 million in September 2003, $6.9 million in September 2004, and $14.4 million in September 2005.

    Factors which could impact our ability to have sufficient liquidity to conduct our business are our ability to generate sufficient sales to new and existing customers, changes in the competitive environment of the markets in which we serve, and changes in technology.

ACCOUNTS RECEIVABLE

    At December 31, 2002, we had an accounts receivable balance of $81.9 million, which includes $0.7 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date. The comparable figures at December 31, 2001 were $148.9 million and $11.6 million, respectively.

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

    INDENTURE FOR SERIES A, B AND C NOTES

    The Series A Notes, the Series B Note and the Series C Note are each governed by an Indenture, dated as of October 9, 2002, between FLAG Telecom and The Bank of New York, as indenture trustee. We are prohibited from retiring any debt prior to its scheduled maturity, other than the Series A, B and C Notes, non-recourse debt, and intercompany debt. Therefore, we cannot retire the FNAL Note (see below) without the consent of the Series A, B and C Noteholders. However, the FNAL Note and other indebtedness does not prevent us from repurchasing the Series A, B and C Notes.

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

    OTHER INDEBTEDNESS

    In addition to the notes described above, we, and/or certain of our subsidiaries, issued several promissory notes to trade creditors in connection with the Plan. In particular, on May 16, 2002, FLAG Asia Limited issued a promissory note (the "FNAL Note") to a trade creditor in the principal amount of $27.4 million. The FNAL Note is secured by certain assets of FLAG Asia Limited, including one fiber pair and related equipment and rights on FNAL, and guaranteed by FLAG Telecom. The guarantee issued by FLAG Telecom to the holder and the collateral agent of the FNAL Note provides that, for the term of the FNAL Note, FLAG Telecom will guarantee the payment and performance of the FNAL Note until the date on which the note is paid in full. As a result, FLAG Telecom is obligated fully and to the same extent as FLAG Asia Limited for the full amount of the FNAL Note until it is paid in full. The FNAL Note bears an interest rate of 7% per annum payable quarterly in arrears commencing on the Effective Date. Of the principal amount, $6 million is due and payable on September 30, 2003, $6.9 million is due and payable on September 30, 2004 and the remaining principal is due and payable on September 30, 2005.

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

    On the Effective Date, we also issued a promissory note to another trade creditor in the principal amount of $2.4 million with an 18-month term and 7% interest. A further note will be issued to the same creditor in the amount of $4 million or such lesser amount to be determined at the time of issuance. This further note is also to have an 18-month term and 7% interest. This note is only to be issued once we have recovered the E16 million VAT return from the French authorities. To the extent less is received a proportionate amount will be payable. Upon receipt of the VAT refund and the issuance of the note, a cash payment will be made to a trade creditor in an amount equal to the note.

    Also on the Effective Date, FLAG Asia Limited issued an unsecured promissory note to another trade creditor in the principal amount of $1 million with an 18 month term and 7% interest payable monthly, maturing on 25 March, 2004.

    On the Effective Date, we also issued an unsecured note to another trade creditor of $3.42 million, repayable in 12 equal monthly installments. This note is not interest bearing.

    DEBT COVENANTS

    We review the covenants of our debt instruments on a monthly basis to ensure compliance, and to enable the Chief Financial Officer to make the certifications regarding these covenants that are required by certain of these instruments.

    The major covenants can be categorized as follows:

    Operational Covenants

    - No incurrence of additional Indebtedness

    - Conduct of business

    - Restrictions on payments and investments

    - Restrictions on transactions with affiliates

    - Record keeping required

    - Compliance with laws and payment of taxes

    Perfection and dealings with creditors and creditors' agents

    - Payment of principal and interest

    - Perfection of security interests

    - Reporting to trustees and bondholders

    Structural Covenants

    - Corporate existence

    - Maintenance, retention and insurance of assets

    - No creation of additional liens

    Currently, we are of the opinion that we are in compliance with the covenants contained in all of our debt instruments.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table provides a summary of our expected obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments as at December 31, 2002:

                                                             PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS            TOTAL      LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS   AFTER 5 YEARS
----------------------------         -----------   ----------------   ---------   ---------   -------------
                                       ($000)           ($000)         ($000)      ($000)        ($000)
Debt(1)............................   $ 83,687          $ 9,517       $ 74,170     $    --      $     --
Capital lease obligations..........        273              273             --          --            --
Standby maintenance agreements.....     98,379           28,305         30,779      20,746        18,549
Operating leases...................     43,544            3,642          6,165       5,304        28,433
Capital expenditure contracted but
  not provided for.................      5,174            5,174             --          --            --
Other long term obligations........    207,961           29,926         29,307      29,251       119,477
                                      --------          -------       --------     -------      --------
Total contractual cash
  obligations......................   $439,018          $76,837       $140,421     $55,301      $166,459
                                      ========          =======       ========     =======      ========

                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      -------------------------------------------------------------------------
                                      TOTAL AMOUNTS
OTHER COMMERCIAL COMMITMENTS            COMMITTED     LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS    AFTER 5 YEARS
----------------------------          -------------   ----------------   ---------   ----------   -------------
                                         ($000)            ($000)         ($000)       ($000)        ($000)
Standby letters of credit...........      $  686            $ --           $ --      $      --        $686
Guarantees..........................       4,351             270            244             --          16
                                          ------            ----           ----      ----------       ----
Total commercial commitments........      $5,037            $270           $244      $      --        $702
                                          ======            ====           ====      ==========       ====

(1) These represent the contractual maturities of our indebtedness. At any time up until April 1, 2004, we have the right, in our sole and absolute discretion, provided that no default or event of default has occurred or is continuing, to redeem all of the Series A Notes by paying the sum of $30 million, plus accrued but unpaid interest. Such discount redemption must be done via Board resolution with 30 days prior notice to the trustee and can only be done in a situation where there is no default. Each subsequent month, the repayment sum increases by $0.833 million until October 1, 2005 whereby the total sum would be $45 million.

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

    Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. We adopted SFAS 142 on January 1, 2002. This adoption did not impact our results of operations, financial position or cash flows since our goodwill balance was impaired during 2001 and we no longer have goodwill recorded on our books.

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

    We adopted SFAS 143 in accordance with the principles of fresh start accounting. This adoption resulted in the calculation of a liability of $4.7 million, which will be accreted over the remaining life of the assets.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While it supersedes portions of APB Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", it retains the discontinued operations presentation, yet it broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

    We adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 and the subsequent review of future cash flows based on current service potential in the light of the current depressed telecommunications market conditions has resulted in an impairment of our FLAG Europe-Asia ("FEA") cable system of $327.9 million and an impairment of our FLAG North Asian Loop ("FNAL") cable system of $225.0 million. In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections".

    This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

    We adopted SFAS 145 as required under SOP 90-7. This had no impact on our results of operations, our financial position or our cash flows.

    In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities."

    This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". For purposes of this Statement, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination in paragraph 8 of this Statement are met. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement's initial application.

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

    SFAS 146 was adopted upon emergence from bankruptcy as required under SOP 90-7. The impact of this adoption was that certain restructuring costs which previously would have been allowed under EITF-94-3 were not allowed under SFAS 146, consequently certain restructuring costs were deferred until 2003.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148) that amends SFAS 123 to provide alternative methods of transition for a voluntary change to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted this standard in accordance with the provisions of SOP 90-7. We do not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25 to account for employee stock options.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our operating results of financial position.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted this standard in accordance with SOP 90-7. We do not expect the adoption of FIN 45 to have a material effect on our financial position, results of operations, or cash flows.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the financial reporting by enterprises involved with variable interest entities. FIN 46 addresses both unconsolidated variable interest entities and any new variable interest entities that are created subsequent to the issuance of the interpretation. As of December 31, 2002, we did not have any unconsolidated variable interest entities. Any future variable interest entities will be accounted for in accordance with FIN 46.

    In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RISK

    We do not believe that our operations are exposed to significant risk from movements in foreign currency exchange rates. All capacity and operations and maintenance revenues are payable in U.S. Dollars. All contracts for the provision by third parties of restoration are invoiced to us in U.S. Dollars. We invoice some network services products in local currencies. Some contracts with suppliers of services to our network services business are payable in currencies other than U.S. Dollars. Some vendor contracts for the provision of operations and maintenance services to the FEA cable system and local operating expenses of our subsidiary companies are payable in currencies other than U.S. Dollars. Our head office is located in London and costs associated with this are incurred in Sterling. Approximately 10% of our assets, liabilities and commitments are denominated in currencies other than U.S. Dollars as at December 31, 2002. We enter into forward foreign currency contracts to hedge exposures that are considered material to our financial position. As at December 31, 2002, we had not entered into any forward foreign currency contracts since the second quarter of 2001.

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

    Exchange rate fluctuations have resulted in losses of $0.6 million, $24.5 million and $7.2 million in the periods from October 9, 2002 to December 31, 2002, from January 1, 2002 to October 8, 2002 and the year ended December 31, 2001, respectively. Our exposure to losses in the period from October 9, 2002 to December 31, has been reduced as a result of all our debt now being recorded in U.S. Dollars.

INTEREST RATE RISK

    Historically we have been exposed to interest rate risk on bank debt incurred by FLAG Limited and FLAG Atlantic Limited, and interest rate swap transactions were entered to manage this risk. FLAG Limited's bank debt was repaid in full in March 2002, and FLAG Atlantic Limited's debt was redeemed pursuant to the Plan. All of our debt is now subject to fixed rates of interest so we have no longer have significant exposure to interest rate risk.

                                                                       CURRENCY AND
                       PRINCIPAL                                        PRINCIPAL
                       PAYMENTS                                           AMOUNT      CURRENCY AND     FLAG OPTION TO
TYPE OF INSTRUMENT        DUE      MATURITY DATE     INTEREST RATE     OUTSTANDING     FAIR VALUE          REDEEM
------------------     ---------   -------------   ------------------  ------------   ------------   ------------------
                                                                        (MILLION)      (MILLION)
Series A Notes         Semi-       October 1,      6.67% from October     $45.0          $38.7       Redeemable up
                       annually    2005            9, 2002 to October                                until April 9,
                                                     1, 2003; 7.33%                                  2004 at a value of
                                                    from October 2,                                  $30 million [each
                                                   2003 to October 1,                                subsequent month,
                                                    2004; 8.0% from                                  the redemption
                                                   October 2, 2004 to                                payment would
                                                        maturity                                     increase by
                                                                                                     $.0833 million]

Series B Note          Semi-       October 1,       10% from October      $4.0           $4.0
                       annually    2004            9, 2002 to October
                                                   1, 2003; 11% from
                                                   October 2, 2003 to
                                                        maturity

Series C Note          Semi-       October 1,       10% from October      $1.25          $1.25
                       annually    2004            9, 2002 to October
                                                   1, 2003; 11% from
                                                   October 2, 2003 to
                                                        maturity

FNAL Note              Quarterly   September 30,        Fixed 7%          $27.4          $27.4
                                   2005

FLAG Telecom Note      Semi-       April 9, 2004        Fixed 7%          $2.4           $2.4
                       annually

Trade Note             Monthly     March 25,            Fixed 7%          $0.8           $0.8
                                   2004

Trade Note             Monthly     October 8,             nil             $2.85          $2.85
                                   2003

    In August 2000, FLAG Limited entered into an interest rate collar transaction for an initial notional amount of $60.0 million, reducing in increments to $20.0 million in the final quarter of 2001. The transaction was due to terminate on April 30, 2002. However, due to the initiation of chapter 11 proceedings, the final payment was not made until June 28, 2002. The collar was comprised of a LIBOR cap at 8% and a floor of 5.85%. We recognized the net cash amount received or paid on interest rate hedging instruments as an adjustment to interest cost on the related debt.

    Commodity price risk is not material to our company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Pages F-1 through F-51 setting forth the financial statements that are filed as a part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of June 15, 2003, the names, ages and positions of our directors and executive officers. Additional biographical information concerning these individuals is provided in the text following the table.

NAME                                             AGE                          POSITION
----                                           --------   ------------------------------------------------
Patrick Gallagher............................             Co-Chairman, Chief Executive Officer and
                                                  48      Director

Robert Aquilina..............................     47      Co-Chairman and Director

Eugene Davis.................................     48      Co-Chairman and Director

Edward McCormack.............................     48      Chief Operating Officer and Director

Michel Cayouette.............................     45      Chief Financial Officer

Kees van Ophem...............................     40      General Counsel and Assistant Secretary

Andrew Evans.................................     39      Chief Technology Officer

Ian Akhurst..................................     56      Director

Anthony Cassara..............................     48      Director

Jack Dorfman.................................     72      Director

Harry Hobbs..................................     49      Director

Charles Macaluso.............................     59      Director

Anthony Pacchia..............................     48      Director

Bradley Scher................................     42      Director

Mark Spagnolo................................     51      Director

David Wilson.................................     57      Director

PATRICK GALLAGHER

    Mr. Gallagher has served as Co-Chairman of the Board of Directors and Chief Executive Officer of our company since March 1, 2003. Before joining us, Mr. Gallagher worked for British Telecommunications plc in the United Kingdom since 1995. His last position was Group Director--Strategy and Development from 2000 to 2002. Prior to this, he was President of BT Europe from 1995 to 2000.

ROBERT AQUILINA

    Mr. Aquilina has served as Co-Chairman of the Board of Directors of our company since October 2002. He currently serves as an independent consultant to various corporations. Mr. Aquilina held several senior executive positions with AT&T Corporation from 1980 to 2001. From 2000 to 2001, he served as Co-President of AT&T Consumer Services, a $15 billion unit with approximately 60 million customers. From 1997 to 1999, he served as President and Managing Director of the company's Europe Middle East and Asia region. From 1996 to 1997, he served as Vice President of Business Product Management.

EUGENE DAVIS

    Mr. Davis has served as Co-Chairman of the Board of Directors of our company since October 2002. He has served as Chairman and Chief Executive Officer of Pirinate Consulting Group L.L.C., a privately held consulting firm, since 1999. Mr. Davis has also served as the Chairman and Chief Executive Officer of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic based foam products serving North America, since September 2001. From January 2001 to September 2001, Mr. Davis served as the Chief Restructuring Officer of RBX Industries, Inc. From 1999 to 2001, Mr. Davis served as Chief Executive Officer of Smartalk Teleservices, Inc., a provider of prepaid calling cards in the United States, which filed for chapter 11 in January 1999. From 1998 to 1999, Mr. Davis served as the Chief Operating Officer of Total-Tel USA
Communications, Inc. (now Covister Communications), an integrated telecommunications provider.

EDWARD MCCORMACK

    Mr. McCormack has served as Chief Operating Officer and as a member of the Board of Directors of our company since October 2002. Mr. McCormack had served on the board of Predecessor from October 1999 to October 2002 and served as Deputy Chairman of the board of Predecessor from March 2000 to October 2002. He served as the Chief Financial Officer of Predecessor from February 1996 to November 2000 and was appointed Chief Operating Officer in March 2000.
Mr. McCormack was a director and officer of Predecessor at the time it filed for chapter 11 protection in April 2002. Prior to his service with Predecessor, Mr. McCormack spent 17 years with Bechtel, an engineering and construction company. His final position with Bechtel was Chief Financial Officer of Bechtel Europe, Africa, Middle East and South West Asia.

MICHEL CAYOUETTE

    Mr. Cayouette has served as Chief Financial Officer of our company since October 2002. He served as Chief Financial Officer of Predecessor from
January 2002 to October 2002, during which time Predecessor filed for chapter 11 protection in April 2002. Prior to joining Predecessor, Mr. Cayouette was the Executive Vice President and Chief Financial Officer of TIW Asia N.V., a global communications investment fund, from January 2001 to November 2001. Prior to that, he held several senior executive positions at Teleglobe Communications Corporation and Teleglobe Inc., from June 1992 to December 2000. Mr. Cayouette informed us that he will resign as Chief Financial Officer of the company in July 2003. He will be replaced by Mr. Alex Gersh.

KEES VAN OPHEM

    Mr. van Ophem has served as General Counsel and Assistant Secretary of our company since October 2002. He served as General Counsel and Assistant Secretary of Predecessor from October 2001 to October 2002, during which time Predecessor filed for chapter 11 protection in April 2002. Prior to this, he worked for Carrier 1 in Zurich, a Nasdaq and Frankfurt Neuer Market listed company which provides access, internet, bandwidth, data center and voice outsourcing solutions to large telecommunications users, where he was co-founder and Executive Vice President, Corporate Services and General Counsel, from March 1998 to
October 2001. Carrier 1 filed for bankruptcy in February 2002. Prior to that, Mr. van Ophem was the General Counsel for Unisource Carrier Services in Zurich from 1994. Before this, Mr. van Ophem was in-house counsel to Royal PTT Netherlands (KPN) in The Hague and an associate with various law firms both in the U.S. and Europe.

ANDREW EVANS

    Mr. Evans has served as Chief Technology Officer of our company since October 2002. He served as Chief Technology Officer of Predecessor from
January 14, 2002 to October 2002, during which time Predecessor filed for chapter 11 protection in April 2002. From March 2001 to January 2002, he was Head of Strategy & Partnerships with Netscalibur, a European business Internet Service Provider. Prior to this, he was Vice President of Strategy and Marketing of Predecessor from April 1998 to March 2001. From 1990 to 1998, Mr. Evans worked at McKinsey & Company, where he served as a Senior Telecommunications Specialist in the European Telecommunications practice. Mr. Evans started his career with British Telecom in 1982, subsequently becoming an Executive Engineer and leading the development of British Telecom's real-time network traffic management systems.

IAN AKHURST

    Mr. Akhurst has served as a member of the Board of Directors of our company since October 2002. He has over 30 years of experience with Barclays Bank plc, in both its European and United States offices. Mr. Akhurst was most recently Director and Chief Credit Officer for the Latin America Region, where he was jointly responsible for the reduction and restructuring of the Bank's exposure in Argentina and Brazil during 2001 and 2002. Prior to that, Mr. Akhurst was the Head of Large Corporate and International Credit, leading a team of over 40 credit professionals, and he has held various positions in both the Banking Division and the former BZW Risk Management Division, and as a Relationship Director in Corporate Banking.

ANTHONY CASSARA

    Mr. Cassara has served as a member of the Board of Directors of our company since October 2002. He currently serves as the President of Cassara Management Group, Inc., a business counseling practice focused on the telecommunications industry. From 2001 to 2002, Mr. Cassara served as the President and Chief Executive Officer of Pangea Ltd., a European fiber-optic network start-up that targeted the carrier market. From 1999 to 2000, he served as President of Carrier Services for Global Crossing Ltd., where he oversaw global operations and the North American carrier organization with over 600 people. Global Crossing Ltd. filed for chapter 11 in January 2002 and is currently reorganizing. From 1996 to 1999, Mr. Cassara served as President of Carrier Services for Frontier Corporation.

JACK DORFMAN

    Mr. Dorfman has served as a member of the Board of Directors of our company since October 2002. He has over 40 years of experience as a senior credit executive, most significantly with Nat West USA, the United States subsidiary of National Westminster Bank plc. At Nat West, Mr. Dorfman held the positions of Senior Vice President, Co-Manager of the bank's Asset Recovery Division and Vice Chairman of the Senior Loan Committee, with responsibility for reviewing all requests for credit in excess of the presenting unit's lending authority. Most recently, Mr. Dorfman was affiliated with two financial consulting firms that assisted troubled commercial debtors in the development of remedial strategies and the location of replacement lenders.

HARRY HOBBS

    Mr. Hobbs has served as a member of the Board of Directors of our company since October 2002. He has held several senior executive positions for PSINet, Inc. which filed for chapter 11 in June 2001, from August 1997 to May 2002. From 2001 to 2002, he served as PSINet, Inc.'s President and Chief Executive Officer. From 2000 to 2001, he served as President and Chief Operating Officer of PSINet, Inc. and PSINet International, Inc. From 1998 to 2000, he served as President and Chief Operating Officer of PSINet Europe, Inc. From 1997 to 1998, he served as Vice President of Customer Administration. Prior to joining PSINet, from 1995 to 1997, Mr. Hobbs served as Vice President of Customer Care for American Personal Communications, LP.

CHARLES MACALUSO

    Mr. Macaluso has served as a member of the Board of Directors of our company since October 2002. He is a founding principal and the Chief Executive Officer of East Ridge Consulting, Inc., a management consulting and corporate advisory firm founded in 1996. From 1996 to 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a
$1.5 billion fund specializing in leveraged buyout, mezzanine and equity investments. Mr. Macaluso currently serves as Chairman of the Board for NCH NuWorld Marketing Limited, Crescent Public Telephone, Inc., and Prime Succession, Inc., an entity which filed for chapter 11 in July 2000 and emerged in December of the same year. He also currently serves on the board of directors of each of Lazy Days Recreational Vehicles, Inc. and Elder Beerman Stores, where he is a member of the audit and finance committee and the executive committee. Elder Beerman Stores filed for chapter 11 in October 1995 and emerged in 1997.

ANTHONY PACCHIA

    Mr. Pacchia has served as a member of the Board of Directors of our company since October 2002. He is the founder of Traxi LLC, a boutique advisory and restructuring firm based in New York City. Mr. Pacchia has served as the Managing Director of Traxi and its predecessor entity since 1994. Prior to establishing Traxi, Mr. Pacchia spent 11 years at First Fidelity Bank in a variety of legal and executive positions. In addition to his service on the Board of Directors of our company, Mr. Pacchia was appointed by the U.S. Bankruptcy Court to be Plan Administrator of the FLAG Atlantic Debtors.

BRADLEY SCHER

    Mr. Scher has served as a member of the Board of Directors of our company since October 2002. He has served as the Managing Member of Ocean Ridge Capital Advisors, LLC, a financial advisory company established to assist financially and operationally underperforming companies, since February 2002. From
September 1996 to February 2002, Mr. Scher served as a Managing Director of PPM America, Inc., where he managed investments in four distressed investment vehicles with aggregate capital in excess of $1 billion. From 1990 to 1996, Mr. Scher held several positions for Teachers Insurance and Annuity Association of America, where he managed a number of investments in a variety of industries.

MARK SPAGNOLO

    Mr. Spagnolo has served as a member of the Board of Directors of our company since October 2002 and served as interim Chief Executive Officer of the Company from October 2002 to February 2003, when Mr. Gallagher was appointed Chief Executive Officer. Mr. Spagnolo has served as President of Spagnolo Group, LP, an executive consulting firm focused on telecommunications, since May 2002. From July 2000 to September 2001, Mr. Spagnolo served as Chairman, President and Chief Executive Officer of Sitesmith, an internet infrastructure management services company which was acquired by Metromedia Fiber Network, Inc. ("MFN") in February 2001.
Mr. Spagnolo became President and Chief Operating Officer of MFN in
October 2001 and later President and Chief Executive Officer, which position he held until April 2002. MFN filed for chapter 11 in May 2002 and is currently reorganizing. From 1997 to 2000, Mr. Spagnolo served as President and Chief Executive Officer of UUNET, a subsidiary of WorldCom.

DAVID WILSON

    Mr. Wilson has served as a member of the Board of Directors of our company since October 2002. He currently is President of Gateway Associates, a business development firm working with public and private companies in the areas of strategic planning, venture capital financing, deal structuring, market research, strategic partnering, mergers and acquisitions and international expansion. Mr. Wilson has over 25 years of U.S. and international business experience, including as a Managing Director of Wang Development and Investment Corporation and the Managing General Partner of the Golden Gate Development and Investment Fund, a venture capital fund raised in Taiwan for the purpose of investing in U.S. high technology companies. Mr. Wilson also was a senior corporate attorney at Wang Laboratories, an entity which emerged from chapter 11 in September 1993 and was subsequently acquired by Centronics in January 1999. Prior to that, Mr. Wilson was the Assistant General Counsel for a $600 million privately- held international manufacturing company.

    There is no family relationship among any of the above-named officers or directors of our company.

    We have adopted a written Code of Ethics, the "FLAG Telecom Group Limited Code of Business Conduct and Ethics", which is applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executives officers identified above (collectively, the "Selected Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission, the code is posted on our website. We intend to disclose any changes or waivers from our code of ethics applicable to any Selected Officer or director on our website at www.flagtelecom.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities and Exchange Act requires that our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent shareholders are required by regulations promulgated by the Securities and Exchange Commission to furnish us with copies of all Forms 3, 4 and 5 they file.

    Based solely on the reports received by us and on the written representations of the reporting persons, we believe that no director, executive officer or greater-than-ten-percent shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2002, except that Mr. McCormack, Mr. Cayouette, Mr. Evans and Mr. van Ophem, each inadvertently failed to file on a timely basis a Form 3 upon the change of our reporting status from a foreign private issuer to a domestic registrant as of the Effective Date of the Plan. Each of Mr. McCormack, Mr. Cayouette, Mr. Evans and Mr. Van Ophem subsequently filed the necessary
Form 3. At the Effective Date and at the time of the filing of their respective Form 3s, none of them owned any of our common shares.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below sets forth information concerning compensation paid to
(i) each person who served as Chief Executive Officer or interim Chief Executive Officer of our company during 2002 and,

(ii) our four most highly compensated executive officers other than the Chief Executive Officer or interim Chief Executive Officer who were serving as executive officers as of December 31, 2002 (collectively, the "Named Executive Officers"). Mr. Patrick Gallagher joined our company on March 1, 2003 as the Co-Chairman and Chief Executive Officer. Mr. Gallagher is not included in the Summary Compensation Table or the other tables below, as he received no compensation from us for the fiscal year 2002.

                                           ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                   ------------------------------------   ----------------------------
                                                           OTHER ANNUAL   RESTRICTED     SECURITIES
                                                           COMPENSATION     STOCK        UNDERLYING         ALL OTHER
                          YEAR      SALARY      BONUS          (1)         AWARD(S)    OPTIONS/SARS(2)   COMPENSATION(3)
                        --------   --------   ----------   ------------   ----------   ---------------   ---------------
Mark Spagnolo(4) .....    2002     $254,210   $       --     $     --         $--        $       --         $       --
  (former interim
  Chief Executive
  Officer)
Andres Bande(5) ......    2002      387,028    1,700,000      218,955          --                --          1,400,320
  (former Chairman and    2001      450,000      700,000      266,316          --         1,071,707             30,093
  Chief Executive         2000      450,000    1,157,210      181,000          --                --             31,912
  Officer)
Edward McCormack(6)       2002      400,000      950,000      326,000          --         1,000,000             39,858
  (Deputy Chairman of     2001      304,583      365,500       82,880          --           558,000             61,484
  Predecessor and         2000      274,333      499,320      106,327          --           180,000                 --
  Chief Operating
  Officer)
Kees van Ophem(7) ....    2002      270,000      635,000      135,552          --           100,000            179,039
  (General Counsel and    2001       67,500      202,850       21,280          --                                8,240
  Assistant Secretary)
Andrew Evans (8) .....    2002      209,326      592,133       70,333          --           316,667             18,689
  (Chief Technology
  Officer)
Michel Cayouette          2002     $256,812   $  557,500     $117,805         $--        $  100,000         $   68,347
  (9) ................
  (Chief Financial
  Officer)

(1) For Mr. Bande, 2002 other annual compensation consists of $96,555 for reimbursement of tax payments and a housing allowance of $122,400. For
    Mr. McCormack, 2002 other annual compensation includes a housing allowance of $120,000 and $120,000 cash in lieu of an allowance for other benefits. For Mr. van Ophem, 2002 other annual compensation includes a housing allowance of $72,000. For Mr. Evans, 2002 other annual compensation includes a housing allowance of $58,611. For Mr. Cayouette, 2002 other annual compensation includes $38,313 for reimbursement of tax payments and a housing allowance of $64,374.

(2) The numbers in this column represent options to acquire the common shares of Predecessor. Pursuant to the Plan, all such options outstanding on the Effective Date were cancelled and are now null and void.

(3) All other compensation for 2002 consists of the following: For Mr. Bande, a lump sum in relation to his termination of $1,000,000, a consulting fee of $350,000 for his services from October 10, 2002, when he ceased serving as our Chief Executive Officer, to December 31, 2002, reimbursement of fees paid to professional advisors of $6,200, life insurance contribution of $12,111, accident insurance contributions of $1,120, health insurance contributions of $5,368 and company pension contributions of $25,521; for Mr. McCormack, company pension contributions of $25,000, accident insurance contributions of $1,344, life insurance contribution of $1,945 and health insurance contributions of $11,569; for Mr. van Ophem, school fees of $56,688, fees paid to professional advisors of $1,209, life insurance contribution of $732, health insurance contributions of $11,026, accident insurance contributions of $1,344, company pension contributions of $25,000 and an accommodation allowance of $72,000; for Mr. Evans, accident insurance contributions of $1,492, life insurance contribution of $1,004, health insurance contributions of $2,196 and company pension contributions of $13,997; and for Mr. Cayouette, a relocation allowance of $19,090, accident insurance contributions of $1,232, life insurance contribution of $671, flight ticket allowance of $18,000, fees paid to professional advisors of $1,199, health insurance contributions of $3,155 and company pension contributions of $25,000.

(4) Mr. Spagnolo served as interim Chief Executive Officer from October 10, 2002 to February 28, 2003 and received $80,000 per month as compensation pursuant to an agreement with our company.

(5) Mr. Bande served as Chief Executive Officer of Predecessor until
    October 10, 2002. The 2002 bonus amount for Mr. Bande consists of: (i) a retention bonus of $1,250,000 and (ii) a bonus for fiscal year 2002 of $450,000 that was paid in January 2003.

(6) The 2002 bonus amount for Mr. McCormack consists of: (i) a retention bonus of $750,000 paid on April 9, 2002; and (ii) a bonus for fiscal year 2002 of $200,000 that was paid in January 2003.

(7) Mr. van Ophem joined Predecessor on October 1, 2001. The 2002 bonus amount for Mr. van Ophem consists of: (i) a retention bonus of $500,000 paid on April 9, 2002; and (ii) a bonus for fiscal year 2002 of $135,000 paid in January 2003.

(8) Mr. Evans joined Predecessor on January 14, 2002 as Chief Technology Officer. The 2002 bonus amount for Mr. Evans consists of: (i) a retention bonus of $375,000 paid on April 9, 2002; (ii) a bonus for fiscal year 2002 of $109,133 paid in January 2003; and (iii) a sign on bonus of $108,000 paid in January 2002.

(9) Mr. Cayouette joined Predecessor on January 14, 2002 as Chief Financial Officer. The 2002 bonus amount for Mr. Cayouette consists of: (i) a retention bonus of $375,000 paid on 9 April ,2002; (ii) a bonus for fiscal year 2002 of $132,500 paid in 2003; and (iii) a sign on bonus of $50,000 paid in January 2002.

OPTION GRANTS

    The table below sets forth information concerning options granted in 2002 to the Named Executive Officers.

                                                                                                   POTENTIAL REALIZABLE
                                                                                                         VALUE AT
                                                                                                      ASSUMED ANNUAL
                                      NUMBER OF     % OF TOTAL                                        RATES OF STOCK
                                      SECURITIES     OPTIONS                                        PRICE APPRECIATION
                                      UNDERLYING    GRANTED TO                                      FOR OPTION TERM(1)
                                       OPTIONS     EMPLOYEES IN   EXERCISE OR      EXPIRATION      ---------------------
NAME                                  GRANTED(1)   FISCAL YEAR    BASE PRICE          DATE            5%          10%
----                                  ----------   ------------   -----------   ----------------   ---------   ---------
Mark Spagnolo.......................         --          --             --      --                       --          --
Andres Bande........................         --          --             --      --                       --          --
Edward McCormack....................  1,000,000       42.96%         $0.07      May 31, 2012       $ 44,025    $111,562
Kees van Ophem......................         --          --             --      --                       --          --
Andrew Evans........................    316,667       13.60%         $0.66      January 31, 2012   $131,438    $333,092
Michel Cayouette....................    100,000        4.29%         $0.66      January 31, 2012   $ 41,507    $105,187

(1) These options were granted during 2002 under Predecessor's Stock Options plan. Pursuant to the Plan, all options outstanding on the Effective Date to acquire shares of Predecessor were cancelled and such options are now null and void.

(2) The Dollar amounts under these columns are the results of calculations assuming that the market price of the common shares appreciates in value from the date of grant to the end of the option term at the 5% and 10% annual appreciation rates set by the SEC for illustrative purposes and are not intended to forecast future financial performance or possible future appreciation, if any, in the price of the common shares.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
     VALUES

    None of the Named Executive Officers exercised any stock options during the last fiscal year. As of the Effective Date, all outstanding options to acquire common shares of Predecessor were cancelled, including the options held by the Named Executive Officers. None of the Named Executive Officers held any options as of the end of the last fiscal year.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    The following table provides information as of December 31, 2002 about the common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans, including the FLAG Telecom Group Limited 2002 Stock Incentive Plan (the "Incentive Plan"), each as amended.

                                                                                       NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                           TO BE ISSUED         WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                         UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------                          --------------------   --------------------   -------------------------
Equity compensation plans approved by
  security holders...................           --                     --                        --
Equity compensation plans not
  approved by security holders(1)....           --                     --                        --
Total................................           --                     --                        --

(1) The Incentive Plan was approved by the Board of Directors on January 28, 2003 and will be submitted to shareholders for their approval at the next annual meeting of shareholders. The number of common shares that may be subject to awards under the Incentive Plan may not exceed 222,222. The general terms of the Incentive Plan were approved in connection with the Plan which was confirmed by the U.S. Bankruptcy Court in September 2002. See below for a description of the material features of the Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors consists of Messrs. Wilson, Aquilina and Pacchia. None of these individuals is an officer or employee of our company.

REPORT OF THE COMPENSATION COMMITTEE

    The policy of FLAG Telecom is to offer our executive officers competitive compensation opportunities based upon their personal performance, our financial performance and their contribution to that performance. One of the primary objectives is to have a substantial portion of each executive officer's compensation contingent upon our financial success as well as upon such executive officer's own level of performance. Each executive officer's compensation package is generally comprised of three elements: (i) base salary, which is determined on the basis of the individual's position and responsibilities with our company, the level of his or her performance and our financial performance, (ii) incentive performance awards tied to the achievement of specified performance goals and (iii) long-term incentive awards designed to strengthen the mutuality of interests between the executive officers and our shareholders. Generally, as an executive officer's level of responsibility increases, a greater portion of that individual's total compensation is dependent upon our financial performance.

    The Compensation Committee of the Board of Directors (the "Committee") has been established to: (a) discharge the Board's responsibilities relating to the establishment of the compensation policies and procedures of our company;
(b) assist the Board in ensuring that a proper system of long-term and short-term compensation is in place to provide performance-oriented incentives to management, and compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and our company; (c) evaluate the retention of the Chief Executive Officer and recommend to the Board his or her remuneration package; (d) prepare an annual report on executive compensation for inclusion in our company's annual proxy statement; (e) make recommendations to the Board with respect to incentive compensation plans and equity-based plans; (f) assist the Board in overseeing the process of succession planning for our executive officers and (g) perform such other functions as the Board may from time to time assign to the Committee. In performing its duties, the Committee shall seek to maintain an effective working relationship with the Board and management.

    In addition, the Committee (a) reviews and approves goals and objectives relevant to the Chief Executive Officer's compensation package, (b) establishes a procedure for evaluating the Chief Executive Officer's performance,
(c) annually evaluates such performance in light of the goals and objectives established and (d) reviews with the Chief Executive Officer the results of the Committee's evaluation of the Chief Executive Officer's performance and reviews, at least annually, and recommends to the Board the base salary and annual and long-term incentive compensation of the Chief Executive Officer. Similar proceedings are taken by the Committee with respect to other executive officers.

THE COMPENSATION COMMITTEE
David Wilson
Robert Aquilina
Anthony Pacchia

COMPENSATION OF THE EXECUTIVE OFFICERS OF PREDECESSOR

    The compensation philosophy of Predecessor was to relate the compensation of executive officers to measures of company performance to ensure that compensation policies are appropriately aligned with the value Predecessor created for shareholders, taking into account various corporate goals that enhance shareholder value:

    - to sustain a competitive and performance-oriented environment that motivates executive officers to achieve a high level of individual and corporate results in the business environment in which they operate;

    - to relate incentive based compensation to the performance of each executive officer, as measure by financial and strategic performance goals; and

    - to enable Predecessor to attract and retain top quality management.

    The Compensation Committee of Predecessor periodically reviewed the components of compensation for Predecessor's executive officers on the basis of this philosophy. The major components of compensation for executive officers were base salary, annual bonuses and stock option grants.

    Base salaries for executive officers were initially set based on recruiting requirements (i.e. market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations and other objective and subjective factors. Increases to base salaries were determined after an evaluation of competitive data, the individual's performance and his or her contribution to Predecessor's overall performance. Base salaries were reviewed annually and adjusted as deemed appropriate.

    Predecessor relied to a large degree on annual bonus compensation to attract, retain and reward executives of outstanding abilities and to motivate them to perform to the full extent of their abilities. Target bonuses for executive officers were determined on the basis of competitive bonus levels, level of responsibility, ability to influence results on a corporate or business unit level and, on occasion, subjective factors.

    Predecessor's 1998 Long-Term Incentive Plan, which was terminated pursuant to the Plan, had been adopted to provide a means by which eligible employees, directors and consultants of Predecessor may be given an opportunity to benefit from increases in value of the common shares of Predecessor through the granting of stock based awards.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
  ARRANGEMENTS

EMPLOYMENT AGREEMENTS

    PATRICK GALLAGHER. On February 19, 2003, we entered into an agreement with Mr. Patrick Gallagher, pursuant to which he was appointed Chief Executive Officer, a member of the Board and Office of the Chair Committee of our company. The minimum term of the agreement is one year and one day from March 1, 2003. Under the agreement, Mr. Gallagher is paid a base salary of GBP 300,000 per year plus a bonus targeted at 100% of base salary, although it is possible that this bonus may exceed the target amount. For 2003, Mr. Gallagher's bonus shall be calculated as if he were employed for 12 months, with a guaranteed minimum bonus payment of 50% of one year's base salary. In connection with the agreement, Mr. Gallagher was granted options under the 2002 Stock Option Plan to acquire 45,000 common shares, which vest in approximately equal installments on the first, second and third anniversaries of the date of Mr. Gallagher's employment. In the event of a change in control, as defined in the 2002 Stock Option Plan, or if we terminate Mr. Gallagher's employment without cause, or if Mr. Gallagher's terminates his employment for good reason, as defined in the agreement, all of the foregoing options will automatically vest. Under the agreement, Mr. Gallagher is also entitled to life insurance with a benefit in the amount of $675,000, a pension contribution by us of 10% of base salary and an annual car allowance of GBP 18,000. In addition, Mr. Gallagher is reimbursed for the reasonable expenses he incurs in the performance of his duties. In the event that we terminate Mr. Gallagher without cause (as defined in the agreement) or Mr. Gallagher terminates his employment for good reason (as defined in the agreement), we are obligated to pay Mr. Gallagher an amount equal to the sum of one year of base salary plus target bonus of 100% of base salary.

    EDWARD MCCORMACK. Mr. McCormack's employment agreement is for a fixed term of three years commencing January 1, 2002, pursuant to which Mr. McCormack serves as Chief Operating Officer. Under the agreement, Mr. McCormack is paid a base salary of $400,000 per year plus a bonus targeted at 100% of base salary, although it is possible that this bonus may exceed the target amount. On
March 19, 2003 Mr. McCormack voluntarily elected to participate in an option purchase and exchange program pursuant to which, in exchange for lowering his contractual annual target bonus from 100% to 70% of base salary, he was granted the right and option to purchase 9,800 of our common shares with an exercise price per share equal to the fair market value of one share of our stock on the grant date. In addition, Mr. McCormack is entitled to $120,000 per year for benefits to be selected at his discretion, a housing allowance of $120,000 per year, a car allowance of $26,000 per year, an allowance of $60,000 per year for his children's education and life insurance with a benefit in the amount of $675,000. We are obligated to pay Mr. McCormack an amount equal to the sum of one years of base salary plus target bonus of 100% of one years' base salary in any of the following events: (i) if we terminate Mr. McCormack's employment (as defined in the agreement); (ii) Mr. McCormack gives 60 days notice of resignation with such notice to expire after October 1, 2004; (iii) we terminate Mr. McCormack's employment because he becomes incapacitated (as defined in the agreement); or (iv) Mr. McCormack terminates his employment for good reason (as defined in the agreement). Under an addendum to the agreement, Mr. McCormack was paid a retention payment amount of $750,000 on April 30, 2002. Under the agreement, Mr. McCormack was also granted certain stock options, which were subsequently cancelled as of the Effective Date in connection with the Plan. In connection with the agreement, Mr. McCormack was granted options under the 2002 Stock Option Plan to acquire 3,500 common shares, which vest in approximately equal installments on the first, second and third anniversaries of the date of grant. In the event of a change in control, as defined in the 2002 Stock Option Plan, all of the foregoing options will automatically vest.

    KEES VAN OPHEM. Mr. van Ophem's employment agreement was entered into for an unspecified term commencing October 1, 2001. Under the agreement, Mr. van Ophem is paid a base salary of $270,000 per year plus a bonus targeted at 100% of base salary, although it is possible that this bonus may exceed the target amount. On March 19, 2003 Mr. van Ophem voluntarily elected to participate in an option purchase and exchange program pursuant to which, in exchange for lowering his contractual annual target bonus from 100% to 70% of base salary, he was granted the right and option to purchase 7,175 of our common shares with an exercise price per share equal to the fair market value of one share of our stock on the grant date. In addition, Mr. van Ophem is entitled to a transportation allowance of GBP 900 per month, reimbursement of certain relocation costs, an accommodation allowance of $6,000 per month net of tax, reimbursement of certain education costs for his children (subject to our review and approval) and reimbursement of certain tax preparation costs and life insurance with a benefit in the amount of $500,000. The agreement also provides that if we terminate Mr. van Ophem's employment without good cause (as defined in the agreement), we are obligated to pay him one year's base salary plus target bonus of 100% of one year's base salary. Mr. van Ophem was paid a one-time sign on bonus of $120,000 on October 22, 2001 and, under an addendum to the agreement, a retention payment amount of $500,000 on April 30, 2002. Under the agreement, Mr. van Ophem was also granted certain stock options, which were subsequently cancelled as of the Effective Date in connection with the Plan. In connection with the agreement, Mr. Van Ophem was granted options under the 2002 Stock Option Plan to acquire 1,500 common shares, which vest in approximately equal installments on the first, second and third anniversaries of the date of grant. In the event of a change in control, as defined in the 2002 Stock Option Plan, all of the foregoing options will automatically vest.

    ANDREW EVANS. Mr. Evans' employment agreement was entered into for an unspecified term commencing January 14, 2002, pursuant to which Mr. Evans serves as Chief Technical Officer. Under the agreement, Mr. Evans is paid a base salary of GBP 150,000 per year plus a bonus targeted at 100% of base salary, although it is possible that this bonus may exceed the target amount. On March 19, 2003, Mr. Evans voluntarily elected to participate in an option purchase and exchange program pursuant to which, in exchange for lowering his contractual annual target bonus from 100% to 70% of base salary, he was granted the right and option to purchase 5,750 of our common shares with an exercise price per share equal to the fair market value of one share of our stock on the grant date. In addition, Mr. Evans is entitled to a transportation allowance of GBP 700 per month, a living allowance of GBP 3,500 per month and life insurance with a benefit in the amount of $500,000. The agreement also provides that if we terminate Mr. Evans' employment without good cause (as defined in the agreement), we are obligated to pay him one year's base salary plus target bonus of 100% of one year's base salary. In addition, Mr. Evans was paid a one-time sign on bonus of GBP 75,000 in January 2002 and, under an addendum to the agreement, a retention payment amount of $375,000 on April 30, 2002. Under the agreement, Mr. Evans was also granted certain stock options, which were subsequently cancelled as of the Effective Date in connection with the Plan. In connection with the agreement, Mr. Evans was granted options under the 2002 Stock Option Plan to acquire 3,500 common shares, which vest in approximately equal installments on the first, second and third anniversaries of the date of grant. In the event of a change in control, as defined in the 2002 Stock Option Plan, all of the foregoing options will automatically vest.

    MICHEL CAYOUETTE. Mr. Cayouette's employment agreement is for a fixed term of two years commencing January 14, 2002, pursuant to which Mr. Cayouette serves as Chief Financial Officer. Under the agreement, Mr. Cayouette is paid a base salary of $265,000 per year plus a bonus targeted at 100% of base salary, although it is possible that this bonus may exceed the target amount. On
March 19, 2003, Mr. Cayouette voluntarily elected to participate in an option purchase and exchange program pursuant to which, in exchange for lowering his contractual annual target bonus from 100% to 70% of base salary, he was granted the right and option to purchase 6,500 of our common shares with an exercise price per share equal to the fair market value of one share of our stock on the grant date.

In addition, Mr. Cayouette is entitled to a transportation allowance of $1,300 per month, an accommodation allowance of $6,000 per month, reimbursement of certain travel costs up to $18,000 per year, reimbursement of certain relocation costs, reimbursement of certain tax preparation costs, certain tax equalization benefits and life insurance with a benefit in the amount of $500,000. The agreement also provides that if we terminate Mr. Cayouette's employment without good cause (as defined in the agreement), we are obligated to pay him one year's base salary plus target bonus of 100% of one year's base salary. In addition, Mr. Cayouette was paid a one-time sign on bonus of $50,000 on January 31, 2002 and, under an addendum to the agreement, a retention payment amount of $375,000 on April 30, 2002. Under the agreement, Mr. Cayouette was also granted certain stock options, which were subsequently cancelled as of the Effective Date in connection with the Plan. In connection with the agreement, Mr. Cayouette was granted options under the 2002 Stock Option Plan to acquire 1,500 common shares, which vest in approximately equal installments on the first, second and third anniversaries of the date of grant. In the event of a change in control, as defined in the 2002 Stock Option Plan, all of the foregoing options will automatically vest.

OTHER AGREEMENTS

    For the period from October 10, 2002 to February 28, 2003, prior to
Mr. Gallagher was appointed as Chief Executive Officer, Mr. Mark Spagnolo acted as Interim Chief Executive Officer pursuant to an agreement with Spagnolo Group, LP. Under this agreement, we paid an aggregate of $339,359 for Mr. Spagnolo's services.

    On October 10, 2002, we entered into a Termination Agreement with
Mr. Andres Bande (former Chairman and Chief Executive Officer), pursuant to which Mr. Bande ceased to be a director, officer and employee of our company. Under the agreement, Mr. Bande received a severance payment of $1,000,000 and served as a consultant to our company from October 10, 2002 to December 31, 2002, reporting exclusively to the Board of Directors. In consideration for his consulting services, Mr. Bande received a fee of $350,000 on January 2, 2003.

    On October 31, 2002, we entered into a Termination Agreement with Mr. Adnan Omar (former Director of Predecessor and former advisor to the Chairman and Chief Executive Officer), pursuant to which Mr. Omar ceased to be an employee and officer of our company. Mr. Omar was paid a severance payment of $610,000 pursuant to this agreement.

RETENTION PAYMENTS

    The employment agreements (as per respective Addendums) with Messrs. Bande, McCormack, van Ophem, Cayouette and Evans provided these officers with retention payments by Predecessor in consideration for agreeing to continue to work for Predecessor until the U.S. Bankruptcy Court entered a decision on the Plan. The retention payments to these officers consist of gross cash payments that were approved by the Board of Predecessor on April 4, 2002 (the "Retention Payments").

    The Retention Payments paid to each of the above officers or ex-officers of our company are as follows:

NAME                                                          RETENTION PAYMENT
----                                                          -----------------
Andres Bande................................................     $1,250,000
Edward McCormack............................................     $  750,000
Kees van Ophem..............................................     $  500,000
Michel Cayouette............................................     $  375,000
Andrew Evans................................................     $  375,000

    Neither Mr. Gallagher nor Mr. Spagnolo received a retention payment as neither was employed by the Company during our chapter 11 proceedings.

COMPENSATION OF DIRECTORS

    Each of our directors who are not employees of our company is paid his reasonable travel, hotel and incidental expenses in attending and returning from meetings of the Board or committees or general meetings. In addition, each such director is paid an annual sum of $40,000, payable in quarterly installments, and an additional payment of $2,000 for each day on which a director
(i) attends, and/or travels to and from, a meeting of the Board or committee or general meeting or (ii) performs any other work in connection with the business of our company as directed by the Board, any Co-Chairman or any other Chairman of any committee of the Board or their duties as directors generally; provided, however, no such payment is payable for works performed unless such payment has been authorized and approved by the Board, a Co-Chairman or a committee of the Board. For the period from the Effective Date to December 31, 2002, we paid to the 10 non-employee directors an aggregate of $376,000 (including $200,000 annual fee installments and $176,000 in payment for the services described in clause (ii) of the previous sentence). On March 19, 2003, each of our non-employee directors was granted options to acquire 5,600 common shares.

    Mr. Mark Spagnolo is a director but also acted as Interim Chief Executive Officer of our company for the period from the Effective Date to December 31, 2002. He did not receive any of the above-referenced compensation. Mr. Patrick Gallagher and Mr. Edward McCormack are directors who are employees of our company. Neither Mr. Gallagher nor Mr. McCormack receive any of the above-referenced compensation.

STOCK INCENTIVE PLAN

    In January 2003, the Board of Directors adopted the FLAG Telecom Group Limited 2002 Stock Incentive Plan (the"Incentive Plan"). The purpose of the Incentive Plan is to allow our company to provide a means by which eligible employees, directors and consultants may be given an opportunity to benefit from increases in value of our common shares through the granting of the following awards:

    - incentive stock options;

    - non-statutory stock options;

    - stock bonuses; and

    - rights to acquire restricted stock.

    The Incentive Plan is administered by the Compensation Committee, whose members are appointed by our Board of Directors. The Committee is empowered to determine from time to time which of the persons eligible under the Incentive Plan shall be granted awards; when and how each award shall be granted; what type or combination of types of awards shall be granted; the provisions of each award granted, including the time or times when a person shall be permitted to receive common shares pursuant to an award; and the number of common shares with respect to which an award shall be granted to each person; to construe and interpret the Incentive Plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration.

    The Board of Directors and the Compensation Committee have absolute authority on all determinations, interpretations and constructions of the Incentive Plan which shall not be subject to review by any person and shall be final, binding and conclusive on all persons. The Board, at anytime, and from time to time, may amend the Incentive Plan. However, no amendment shall be effective unless approved by our shareholders to the extent shareholder approval is necessary to satisfy any applicable law or any Nasdaq National Market or national securities exchange listing requirements. The number and kind of shares reserved or deliverable under the Incentive Plan and the number and kind of shares subject to outstanding awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

    The number of common shares that may be subject to awards under the Incentive Plan may not exceed 222,222. As of June 15, 2003, options to acquire 198,525 common shares were outstanding under the Incentive Plan.

    The graph below compares the cumulative total shareholder return on Predecessor's shares for the period commencing February 11, 2000, the initial date of trading of Predecessor's shares, to October 8, 2002. Additionally, the graph also compares the cumulative total shareholder return on our shares from October 9, 2002 to December 31, 2002 with the cumulative total return of the Standard & Poor's 500 Stock Index and the Nasdaq Telecom Index over the same period. The graph assumes $100 invested on February 11, 2000 in Predecessor's shares and $100 invested on such date in each of the Standard & Poor's 500 Stock Index and the Nasdaq Telecom Index, with dividends reinvested. We have used the Nasdaq Telecom Index for this comparison because we believe this index to be readily accessible to our shareholders and to be representative of the industry in which we compete. It should be noted that since our shares are currently traded over-the-counter the prices reflected in this chart are only indicative.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           FTHL   FTGL   S&P 500 STOCK INDEX  NASDAQ TELECOM INDEX
11-Feb-00    100                         100                   100
29-Dec-00  19.23                        93.7                 45.56
30-Dec-01   4.73                       82.39                 23.26
9-Oct-02    0.01                       55.12                  8.01
11-Oct-02         20.24                59.28                  8.88
31-Dec-02         20.71                62.44                  10.7

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of June 15, 2003, the beneficial ownership of our common shares by:

    - those persons known by us to own beneficially more than 5% of our common shares;

    - each of the Named Executive Officers;

    - each of our directors; and

    - all directors and executive officers as a group.

    Unless otherwise specified, the address of each such person is c/o FLAG Telecom Group Limited, Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. As of June 15, 2003, there were 2,000,000 common shares outstanding.

                                                                                     % OF
                                                                                  OUTSTANDING
                                                              NUMBER OF COMMON   COMMON SHARES
                                                                SHARES OWNED         OWNED
BENEFICIAL OWNER                                              BENEFICIALLY(1)    BENEFICIALLY
----------------                                              ----------------   -------------
The Goldman Sachs Group, Inc.(2)............................      188,170             9.4%
HMC Investors, L.L.C., Philip Falcone, Raymond J. Harbert
  and Michael D. Luce(3)....................................      431,531            21.6%
Patrick Gallagher...........................................           --              --*
Eugene Davis................................................           --              --*
Robert Aquilina.............................................           --              --*
Edward McCormack............................................           --              --*
Michel Cayouette............................................           --              --*
Kees van Ophem..............................................           --              --*
Andrew Evans................................................           --              --*
Mark Spagnolo...............................................           --              --*
David Wilson................................................           --              --*
Ian Akhurst.................................................           --              --*
Jack Dorfman................................................           --              --*
Bradley Scher...............................................           --              --*
Charles Macaluso............................................           --              --*
Harry Hobbs.................................................           --              --*
Anthony Cassara.............................................           --              --*
Anthony Pacchia.............................................           --              --*
All directors and executive officers as a group (16
  persons)(4)...............................................           --              --*

*   Less than 1%

(1) The amounts and percentages shown are amounts and percentages owned beneficially as of June 15, 2003, based on information furnished or publicly disclosed by the persons named. A person is deemed to be the beneficial owner of common shares if such person, either alone or with others, has the power to vote or to dispose of such shares.

(2) The beneficial ownership of The Goldman Sachs Group, Inc. is based solely on the Schedule 13G filed with the Securities and Exchange Commission dated February 10, 2003 in which The Goldman Sachs Group, Inc. and its affiliate, Goldman, Sachs & Co. (together "Goldman Sachs"), reported that they have shared voting and dispositive power over 188,170 common shares. The address of Goldman Sachs, as stated on its Schedule 13G, is 85 Broad Street, New York, NY 10004, USA.

(3) The beneficial ownership of HMC Investors, L.L.C., Philip Falcone,
    Raymond J. Harbert and Michael D. Luce is based solely on the Form 4 and
    Schedule 13D filed with the Securities and Exchange Commission dated
    June 13, 2003, and May 29, 2003, respectively, by Harbert Distressed Investment Master Fund, Ltd. (the "Master Fund"), HMC Distressed Investment Offshore Manager, L.L.C., ("HMC Management"), the investment manager of the Master Fund, HMC Investors, L.L.C., its managing member ("HMC Investors"), Philip Falcone, a member of HMC Management and the portfolio manager of the Master Fund, Raymond J. Harbert, a member of HMC Investors, and Michael D. Luce, a member of HMC Investors (each of the Master Fund, HMC Management, HMC Investors, Philip Falcone, Raymond J. Harbert and Michael D. Luce may be referred to herein as a "Reporting Person" and collectively may be referred to as "Reporting Persons"). This amount consists of (i) 404,696 shares held for the account of Harbert

    Distressed Investment Master Fund, Ltd., (ii) 16,535 shares held for the accoutn of PCMG Trading Partners XII LP and (iii) 10,300 shares held for the account of Alpha U.S. Sub Fund VI, LLC. The Master Fund is a Cayman Islands corporation with its principal address at c/o International Fund Services (Ireland) Limited, Third Floor, Bishop's Square, Redmond's Hill, Dublin 2, Ireland. Each of HMC Management and HMC Investors is a Delaware limited liability company. Each of Philip Falcone, Raymond J. Harbert and
    Michael D. Luce is a United States citizen. The principal business address for each of HMC Management, HMC Investors, Philip Falcone, Raymond J. Harbert and Michael D. Luce is 555 Madison Avenue, Suite 2800, New York, New York 10022. The Shares reported herein are held in the name of the Master Fund, PCMG Trading Partners XII LP, a Delaware limited partnership or Alpha US Sub Fund VI, LLC, a Delaware limited liability company. The shares held by PCMG Trading Partners XII LP and Alpha Sub Fund VI, LLC may be deemed to be beneficially owned by HMC Investors, LLC, Philip Falcone, who is the portfolio manager of PCMG Trading Partners XII LP and Alpha Sub Fund VI, LLC, Raymond J. Harbert and Michael D. Luce.

(4) Options to purchase Common shares of our company were granted to each of the directors and officers of our company. None of these options granted are subject to vesting as at June 15, 2003, or within 60 days of June 15, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following summarizes the transactions entered into by Successor and Predecessor with all known related parties:

AGREEMENT WITH SPAGNOLO GROUP LP

    On October 10, 2002, we entered into an agreement with Spagnolo Group LP, pursuant to which Mr. Mark Spagnolo acted as our Interim Chief Executive Officer during the period from October 10, 2002 to February 28, 2003 and received $80,000 per month for the term of the agreement. The term of the agreement was for the lesser of six months from the Effective Date or until a new Chief Executive Officer was retained. Patrick Gallagher was retained as our Chief Executive Officer as of March 1, 2003 and, accordingly, this agreement was terminated as of February 28, 2003.

AGREEMENTS WITH VERIZON

    Verizon Communications Inc. ("Verizon") is the ultimate parent of a controlled subsidiary Verizon International Holdings Ltd., which directly owned 18.6% of the common shares of Predecessor prior to the Effective Date. As of the Effective Date, Verizon did not hold any of our common shares. We entered into the following four agreements with subsidiaries of Verizon during 2001, three of which are no longer in force as a result of the liquidation of KPNQ West:

NETWORK ALLIANCE AGREEMENT

    On April 3, 2001, FLAG Telecom Ireland Network Limited ("FTINL"), one of our subsidiaries, entered into a Network Alliance Agreement with Verizon Global Solutions Holdings II Ltd. ("VGS") under which both parties agreed to create a network alliance to develop a European network. FTINL and its affiliates will have the right to acquire from VGS capacity on this European network on an indefeasible right of use ("IRU") basis. FTINL paid VGS $35.6 million for such IRU over the European network and agreed to pay annual operating and maintenance fees. The annual operating and maintenance fees consist of $1.78 million paid in years one up to and including year five of the IRU, $1.068 million paid in years six to ten, and $712,000 paid in years eleven to fifteen. This agreement was terminated in May 2003 and is no longer in force.

COLLOCATION AGREEMENT

    On April 4, 2001, two of our subsidiaries, FLAG Atlantic UK Limited and FLAG Atlantic France Sarl (collectively "FLAG Atlantic"), entered into a Collocation Agreement with Verizon Global Solutions U.K. Ltd. and Verizon Global Solutions France SAS (collectively "Verizon UK/France") under which FLAG Atlantic agreed to license to Verizon UK/France co-location space in FA-1 PoPs in both London and Paris. Verizon UK/France agreed to pay approximately $15.5 million for the license in the UK and approximately $6.1 million for the license in France. The space has been used by VGS to create the London and Paris PoPs for its European network, which will provide capacity to our subsidiaries under the Network Alliance Agreement referred to above. This agreement is still in force.

RE-SALE AND PURCHASE AGREEMENT

    On April 3, 2001, two of our subsidiaries, FTINL and FLAG Telecom Global Networks Limited ("FTGNL"), entered into a Re-Sale and Purchase Agreement with VGS under which VGS agreed to purchase for $17.6 million approximately 30% of the dark fiber pairs and co-location facilities located on the KPNQwest Services UK Limited ("KPNQwest") EuroRings Network. The fiber pairs and co-location facilities were originally purchased pursuant to a Dark Fibre IRU and Collocation Facilities Agreement, dated February 28, 2001, among FTINL, FTGNL and KPNQwest (the "KPNQwest Agreement"). This agreement was terminated in May 2003 and is no longer in force.

TRI-PARTITE AGREEMENT

    On April 3, 2001, FTGNL, KPNQwest and VGS entered into a Tri-Partite Agreement under which FTGNL assigned all of its rights, title, interest and obligations under the KPNQwest Agreement to VGS and KPNQwest acknowledged and consented to such assignment. This agreement was terminated in May 2003 and is no longer in force.

MARINE MAINTENANCE SERVICE AGREEMENT WITH TGN

    TGN Holdings Ltd. ("TGN") directly owned 11.2% of the common shares of Predecessor prior to the Effective Date. As of the Effective Date, TGN did not hold any of our common shares. On June 1, 2001, FLAG Atlantic Limited ("FAL"), a subsidiary of Predecessor, entered into a Marine Maintenance Service Agreement with TyCom Contracting Limited ("TyCom"), an affiliate of TGN, under which TyCom agreed to provide certain marine maintenance services to Predecessor for our FA-1 undersea fiber-optic cable systems. FAL agreed to pay $6.9 million per annum for such services. Pursuant to a settlement agreement and release between FLAG Atlantic Limited and Tyco Contracting Limited (formerly TyCom Contracting Limited) ("TyCo"), dated as of September 13, 2002 when we were in Chapter 11, the fee we have to pay TyCo is reduced to $4.7 million per annum plus running charges. The earliest date on which we could withdraw from this contract is also amended to May 1, 2004.

AGREEMENT WITH ADNAN OMAR

    On December 10, 2001, Predecessor entered into an agreement with Mr. Adnan Omar, a director on Predecessor's board, pursuant to which Mr. Omar was appointed President of FLAG Telecom Development Services Company LLC, a subsidiary of the Company in Egypt. The agreement was for a fixed two-year term under which Mr. Omar was entitled to a monthly payment of $30,000. On
October 31, 2002, the Company entered into a Termination Agreement with
Mr. Adnan Omar. Mr. Omar was paid a severance payment of $610,000 pursuant to this agreement.

ITEM 14. CONTROLS AND PROCEDURES

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

    - Centralizing several critical functions including the accounts payable, billing and credit control.

    - Performing accounting reconciliation activities (including bank reconciliations) on a more regular basis;

    - Implementing a centralized purchase order system;

    - Revising the approval authority matrix signatories and limits;

    During the external audit and re-audit of our financial statements for 2002, 2001 and 2000, our independent auditors, Ernst & Young, LLP, also noted deficiencies and weaknesses in our Internal Controls. They have advised the Audit Committee that these Internal Control deficiencies constitute reportable conditions and collectively, a material weakness as defined in Statement on Auditing Standards No. 60. The specific reportable conditions noted by our independent auditors are related to:

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

    Following this review and evaluation, we have also performed additional substantive procedures, including a review of specific balance sheet and operating expense accounts as well as a review of the application of our revenue recognition policy. We believe the corrective actions we have taken and the additional substantive procedures we have performed, provide us with reasonable assurance that the deficiencies and weaknesses identified did not result in material misstatements in our consolidated financial statements contained in this Annual Report on form 10-K.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Financial Statements

            Financial Statements. See index to Financial Statements on
    (a)(1)  Page F-1.

            Financial Statement Schedules. The Financial Statement
            Schedule described below is filed as part of this report on page F-51. All other schedules are omitted because they are not applicable.
    (a)(2)

            -  Schedule II--Valuation and Qualifying Accounts

    (b)     Reports on Form 8-K.

We filed the following Form 8-K Current Reports during the period from October 1 through December 31, 2002:

                  Announcing that Predecessor emerged from its chapter 11 proceedings on the Effective Date and that Successor became the successor to Predecessor as of the Effective Date.
                  Incorporating press releases on these announcements dated
    Oct 15, 2002  October 10, 2002.

                  Announcing that Ernst & Young was appointed as the Company's independent auditors as at December 4, 2002.
    Dec 9, 2002

(a)(3) Exhibits

    The following Exhibits are filed as part of this Report as required by Regulation S-K.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 2.1                    Third Amended and Restated Disclosure Statement and Third
                        Amended and Restated Joint Plan of Reorganization of
                        Predecessor (incorporated by reference to Exhibit 2.1 filed with Predecessor's Current Report on Form 8-K dated August
                        8, 2002 and filed with the Commission on August 13, 2002)
 2.2                    Bermuda Schemes of Arrangement (incorporated by reference as
                        Exhibit B to the Third Amended and Restated Joint Plan of
                        Reorganization of Predecessor, which was filed as Exhibit
                        2.1 with Predecessor's Current Report on Form 8-K dated
                        August 8, 2002 and filed with the Commission on August 13,
                        2002)
 3.1                    Memorandum of Association of FLAG Telecom Group Limited
                        (incorporated by reference to Exhibit 4.1 filed with our
                        Current Report on Form 8-K dated October 9, 2002 and filed with the Commission on October 15, 2002)
 3.2                    Bye-Laws of FLAG Telecom Group Limited (incorporated by
                        reference to Exhibit 4.2 filed with our Current Report on
                        Form 8-K dated October 9, 2002 and filed with the Commission on October 15, 2002)
 3.3*                   Form of share certificate
 4.1                    Indenture between the Registrant and The Bank of New York, as indenture trustee, dated October 9, 2002 (incorporated by reference to Successor's Post Effective Amendment No. 1 to its Application for Qualification of Indenture under the
                        Trust Indenture Act of 1939 on Form T-3/A, filed on October
                        11, 2002)
 4.2*                   Security and Pledge Agreement, dated as of October 9, 2002, between Successor and Bank of New York
 10.1*                  2002 Stock Incentive Plan of FLAG Telecom Group Limited
 10.2+                  Network Alliance Agreement, dated as of April 3, 2001,
                        between FLAG Telecom Ireland Network Limited and Verizon
                        Global Solutions Holdings II Ltd. (incorporated by reference to Exhibit 99.2 to Predecessor's Quarterly Report on
                        From 10-Q/A filed with SEC on January 30, 2002)
 10.3+                  Collocation Agreement, dated as of April 4, 2001, among FLAG
                        Atlantic UK Limited, FLAG Atlantic France Sarl, Verizon
                        Global Solutions U.K. Ltd. and Verizon Global Solutions
                        France (incorporated by reference to Exhibit 99.1 to
                        Predecessor's Quarterly Report on Form 10-Q/A filed with
                        the SEC on January 30, 2002)
 10.4+                  Resale and Purchase Agreement, dated as of April 3, 2001,
                        among FLAG Telecom Ireland Limited, FLAG Telecom Global
                        Networks Limited and Verizon Global Solutions Holdings II
                        Ltd. (incorporated by reference to Exhibit 99.3 to
                        Predecessor's Quarterly Report on Form 10-Q/A filed with the
                        SEC on January 30, 2002)
 10.5*                  Agreement with Spagnolo Group, L.P., dated as of
                        October 10, 2002, between the Company and Spagnolo Group
                        L.P.
 10.6                   Employment Agreement with Andres Bande, dated as of December
                        11, 1997 (incorporated by reference as Exhibit F-1 to the
                        Third Amended Restated Joint Plan of Reorganization of
                        Predecessor, which was filed as Exhibit 2.1 with
                        Predecessor's Current Report on Form 8-K dated August 8,
                        2002 and filed with the Commission on August 13, 2002)
 10.7                   Addendum to the Contract of Employment, dated as of April 9,
                        2002, among Andres Bande, Predecessor and FLAG Limited
                        (incorporated by reference to Exhibit 10.1 to Predecessor's
                        Quarterly Report on Form 10-Q filed with the SEC on May 15,
                        2002)
 10.8*                  Amendment to Employment Agreement, dated as of October 9,
                        2002, between the Company and Andres Bande
 10.9*                  Termination Agreement with Andres Bande, dated as of October
                        10, 2002

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.10                  Statement of Terms and Conditions of Employment, dated as of
                        January 1, 2002, between Predecessor and Edward McCormack
                        (incorporated by reference to Exhibit 10.26 to Predecessor's
                        Annual Report on Form 10-K filed with the SEC on April 1,
                        2002)
 10.11                  Addendum to the Contract of Employment, dated as of
                        April 10, 2002, between Edward McCormack and Predecessor
                        (incorporated by reference to Exhibit 10.2 to Predecessor's
                        Quarterly Report on Form 10-Q filed with the SEC on May 15,
                        2002)
 10.12*                 Amendment to Statement of Terms and Conditions of Employment
                        dated as of October 9, 2002, between the Company and Edward
                        McCormack
 10.13                  Employment Offer Letter, dated as of August 31, 2001,
                        between FLAG Telecom Limited and Kees van Ophem
                        (incorporated by reference to Exhibit 10.27 to Predecessor's
                        Annual Report on Form 10-K filed with the SEC on April 1,
                        2002)
 10.14                  Addendum to the Contract of Employment, dated as of April
                        10, 2002, between Kees van Ophem and FLAG Telecom Limited
                        (incorporated by reference to Exhibit 10.3 to Predecessor's
                        Quarterly Report on Form 10-Q filed with the SEC on May 15,
                        2002)
 10.15*                 Amendment to Employment Offer Letter, dated as of October 9,
                        2002, between the Company and Kees van Ophem
 10.16                  Employment Offer Letter, dated as of November 30, 2001,
                        between FLAG Telecom Limited and Michel Cayouette
                        (incorporated by reference to Exhibit 10.28 to Predecessor's
                        Annual Report on Form 10-K filed with SEC on April 1, 2002)
 10.17                  Addendum to the Contract of Employment, dated as of
                        April 10, 2002, between Michel Cayouette and FLAG Telecom
                        Limited (incorporated by reference to Exhibit 10.4 to
                        Predecessor's Quarterly Report on Form 10-Q filed with the
                        SEC on May 15, 2002)
 10.18*                 Amendment to Employment Offer Letter, dated as of October 9,
                        2002 between the Company and Michael Cayouette
 10.19                  Employment Agreement, dated as of December 6, 2001, between
                        FLAG Telecom Limited and Andrew Evans (incorporated by
                        reference as Exhibit F-4 to the Third Amended and Restated
                        Joint Plan of Reorganization of Predecessor, which was filed as Exhibit 2.1 with Predecessor's Current Report on
                        Form 8-K dated August 8, 2002 and filed with the commission on August 13, 2002)
 10.20                  Addendum to Contract of Employment dated as of April 10,
                        2002, between Andrew Evans and FLAG Telecom Limited
                        (incorporated by reference as Exhibit F-4 to the Third
                        Amended and Restated Joint Plan of Reorganization of
                        Predecessor, which was filed as Exhibit 2.1 with
                        Predecessor's Current Report on Form 8-K dated August 8,
                        2002 and filed with the commission on August 13, 2002)
 10.21*                 Amendment to Employment Agreement with Andrew Evans, dated as of October 9, 2002 between the Company and Andrew Evans
 10.22*                 Employment Agreement, dated as of February 19, 2003, between the Company and Patrick Gallagher
 10.23                  Agreement for Service, dated as of December 10, 2001,
                        between Predecessor and Adnan Othan Omar (incorporated by
                        reference to Exhibit 10.25 to Predecessor's Annual Report on
                        Form 10-K filed with SEC on April 1, 2002)
 10.24                  Contract of Employment, dated as of April 1, 2002, between
                        Predecessor and Adnan Othan Omar (incorporated by reference as Exhibit F-7 to the Third Amended and Restated Joint Plan
                        of Reorganization of Predecessor, which was filed as
                        Exhibit 2.1 with Predecessor's Current Report on Form 8-K
                        dated August 8, 2002 and filed with the commission on
                        August 13, 2002)
 10.25                  Addendum to Contract of Employment, dated as of April 10,
                        2002, between Predecessor and Adnan Othan Omar (incorporated by reference to Exhibit 10.5 to Predecessor's Quarterly
                        Report on Form 10-Q filed with the SEC on May 15, 2002)
 10.26*                 Amendment to Employment Agreement, dated October 9, 2002,
                        between the Company and Adnan Othan Omar

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 10.27*                 Termination Agreement, dated as of October 31, 2002, between the Company and Adnan Othan Omar
 10.28*                 Form FNAL Note, dated as of May 16, 2002, between FLAG Asia
                        Limited and a trade creditor
 10.29*                 Form FNAL Guaranty, dated as of May 16, 2002, between the
                        Company and a trade creditor
 10.30*                 Form FNAL Security Agreement, dated as of May 16, 2002,
                        among FLAG Asia Limited, FLAG Telecom Asia Limited, FLAG
                        Telecom Taiwan Limited, FLAG Telecom Japan Limited,
                        Wilmington Trust Company and a trade creditor
 10.31+                 Marine Maintenance Service Agreement, dated June 1, 2001,
                        between TyCom Contracting Limited and FLAG Atlantic Limited
                        (Incorporated by Reference to Predecessor's Quarterly Report
                        on Form 10-Q/A filed with the SEC on January 30, 2002)
 21.1*                  List of subsidiaries of the Company
 24.1*                  Power of Attorney (included on the signature page)
 99.1                   Letter to the SEC regarding Arthur Andersen, dated as of
                        March 28, 2002 (incorporated by reference to Exhibit 99.1 to
                        Predecessor's Annual Report on Form 10-K filed with the SEC on April 1, 2002)
 99.2*                  Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002
 99.3*                  Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------

*   Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. The confidential portion of this exhibit for which confidential treatment has been requested has been filed separately with the SEC.

                              FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
FLAG TELECOM GROUP LIMITED

Report of Independent Auditors (Ernst & Young)..............    F-2

Consolidated Balance Sheets as of December 31, 2002 and
  December 31, 2001.........................................    F-3

Consolidated Statements of Operations for the period ended
  December 31, 2002, the period ended October 8, 2002 and
  the years ended December 31, 2001 and December 31, 2000...    F-4

Consolidated Statements of Comprehensive Loss for the period ended December 31, 2002, the period ended October 8, 2002
  and the years ended December 31, 2001 and December 31,
  2000......................................................    F-5

Consolidated Statements of Shareholders' Equity for the
  period ended December 31, 2002, the period ended
  October 8, 2002 and the years ended December 31, 2001 and
  December 31, 2000.........................................    F-6

Consolidated Statements of Cash Flows for the period ended
  December 31, 2002, the period ended October 8, 2002 and
  the years ended December 31, 2001 and December 31, 2000...    F-7

Notes to the Consolidated Financial Statements..............    F-9

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of FLAG Telecom Group Limited:

    We have audited the accompanying consolidated balance sheets of FLAG Telecom Group Limited (formerly FLAG Telecom Holdings Limited), a Bermuda Company ("FLAG Telecom"), and subsidiaries as of December 31, 2002 (Successor) and December 31, 2001 (Predecessor) and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the periods from October 9, 2002 to December 31, 2002 (Successor) and January 1 to October 8, 2002 (Predecessor) and for the years ended December 31, 2001 and 2000 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    As more fully described in Note 2 to the consolidated financial statements, effective October 9, 2002, Flag Telecom emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan that was confirmed by the Bankruptcy Court on September 26, 2002. In accordance with AICPA Statement of Position 90-7, the Company adopted "fresh start" accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at October 9, 2002. As a result, the consolidated financial statements for the periods subsequent to October 9, 2002 reflect the Successor's new basis of accounting and are not comparable to the Predecessor's pre-reorganization consolidated financial statements. As discussed in Note 13 to the financial statements, on October 9, 2002 Flag Telecom adopted the provisions of statement of Financial Accounting Standards No. 143, Asset Retirement Obligations. As discussed in Note 20 to the financial statements, on January 1, 2001, the Predecessor adopted the provisions of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FLAG Telecom and subsidiaries as of December 31, 2002 (Successor) and December 31, 2001 (Predecessor) and the consolidated results of their operations and their consolidated cash flows for the periods from October 9, 2002 to December 31, 2002 (Successor) and January 1 to October 8, 2002 (Predecessor) and for the years ended December 31, 2001 and 2000 (Predecessor) in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 4 to the consolidated financial statements, in 2002, FLAG Telecom restated its 2001 and 2000 financial statements for revenue recognition and other matters. The effect of the restatement is further discussed in Note 4.

Ernst & Young LLP
London, United Kingdom
July 3, 2003

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
                                                                          (RESTATED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $125,777    $  417,396
  Accounts receivable, net of allowance for doubtful
    accounts of $10,444 (2001--$5,099)......................    81,850       148,919
  Prepaid expenses and other assets.........................    46,271        42,616
  Interest rate collars.....................................        --            57
                                                              --------    ----------
Total current assets........................................   253,898       608,988
Restricted cash.............................................     8,441       326,109
Capitalized financing costs, net of accumulated amortization
  of $8,543 (2001)..........................................        --        27,872
Construction in progress....................................     1,889       294,881
Other long term assets, net.................................    21,507        27,590
Property and equipment, net.................................   313,233     1,979,241
                                                              --------    ----------
Total assets................................................  $598,968    $3,264,681
                                                              ========    ==========

LIABILITIES:
Current liabilities:
  Accrued construction costs................................  $  3,456    $   52,084
  Accounts payable..........................................    32,795       113,720
  Accrued liabilities.......................................    45,796        99,354
  Deferred revenue and other................................     7,315       119,562
  Cross currency swaps......................................        --         7,226
  Income taxes payable......................................    10,986        13,686
  Short-term debt...........................................     9,517       556,078
  Performance obligations under long term contracts.........    13,929            --
                                                              --------    ----------
Total current liabilities...................................   123,794       961,710
Long-term debt..............................................    67,911       767,953
Other long-term liabilities.................................     4,928         2,901
Deferred revenue and other..................................    44,264     1,183,932
Performance obligations under long term contracts...........   118,757            --
                                                              --------    ----------
Total liabilities...........................................   359,654     2,916,496

Minority interest in net income of consolidated
  subsidiary................................................     2,741         2,851

SHAREHOLDERS' EQUITY:
Common stock, $1.00 (2001--$.0006) par value, 3,000,000
  (2001--300,000,000) authorized and 2,000,000
  (2001--134,139,046) issued and outstanding................     2,000            80
Additional paid-in capital..................................   266,700     1,113,455
Accumulated other comprehensive income......................     4,720         5,254
Accumulated deficit.........................................   (36,847)     (773,455)
                                                              --------    ----------
Total shareholders' equity..................................   236,573       345,334
                                                              --------    ----------
Total liabilities and shareholders' equity..................  $598,968    $3,264,681
                                                              ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  SUCCESSOR        PREDECESSOR
                                                                 PERIOD FROM       PERIOD FROM
                                                              OCTOBER 9, 2002 TO   JANUARY 1 TO
                                                                 DECEMBER 31,       OCTOBER 8,    PREDECESSOR    PREDECESSOR
                                                                     2002              2002           2001           2000
                                                              ------------------   ------------   ------------   ------------
                                                                                                   (RESTATED)     (RESTATED)
REVENUES:
  Capacity revenue, net of discounts........................      $    2,234       $    85,821    $     67,960   $     34,834
  Operations and maintenance revenue........................           1,665            51,035          60,104         43,829
  Network services revenue..................................           8,248            41,078          35,545         21,599
Amortization of performance obligations under long-term
  contracts.................................................           9,857                --              --             --
                                                                  ----------       ------------   ------------   ------------
                                                                      22,004           177,934         163,609        100,262
EXPENSES:
  Operations and maintenance cost (including non-cash stock
    compensation expense of $0 (Successor),
    $0 (Predecessor), (2001--$255, 2000--$1,963)............          19,258            55,780          50,222         36,222
  Network expenses..........................................           8,024            40,823          45,628         18,805
  Sales, general and administrative (including non-cash
    stock compensation expense of $0 (Successor),
    $0 (Predecessor), (2001--$793, 2000--$5,705)............          15,624            57,688          69,481         48,227
  Bad debt expense..........................................           1,037            15,565            (173)        (1,289)
  Restructuring costs.......................................           4,097             2,058             217             --
  Asset impairment..........................................              --           552,900         385,598             --

  Depreciation..............................................           7,345           126,809         131,979         81,486
  Amortization..............................................              --                --           2,042            139
                                                                  ----------       ------------   ------------   ------------
                                                                      55,385           851,623         684,994        183,590
                                                                  ----------       ------------   ------------   ------------
OPERATING LOSS BEFORE REORGANIZATION ITEMS..................         (33,381)         (673,689)       (521,385)       (83,328)
  Reorganization costs......................................              --           (64,704)             --             --
  Gain on settlement of liabilities subject to compromise...              --           749,566              --             --
  Fresh start adjustments...................................              --          (308,769)             --             --
                                                                  ----------       ------------   ------------   ------------

OPERATING LOSS..............................................         (33,381)         (297,596)       (521,385)       (83,328)
INCOME FROM INVESTMENT IN FLAG ATLANTIC LIMITED.............              --                --              --          4,717
INTEREST EXPENSE............................................          (2,586)          (42,373)       (109,156)      (102,543)
FOREIGN CURRENCY (LOSS)/GAIN................................            (631)          (24,510)         (7,185)        16,812
INTEREST INCOME.............................................             293             4,041          42,870         69,817
                                                                  ----------       ------------   ------------   ------------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST, AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................         (36,305)         (360,438)       (594,856)       (94,525)
PROVISION FOR INCOME TAXES..................................            (652)            3,787          (7,402)        (1,096)
                                                                  ----------       ------------   ------------   ------------
LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF
  ADOPTION OF CHANGE IN ACCOUNTING PRINCIPLE................         (36,957)         (356,651)       (602,258)       (95,621)
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARY................................................             110                --              --             --
                                                                  ----------       ------------   ------------   ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................         (36,847)         (356,651)       (602,258)       (95,621)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........              --            (1,938)         (1,291)            --
                                                                  ----------       ------------   ------------   ------------
NET LOSS....................................................      $  (36,847)      $  (358,589)   $   (603,549)  $    (95,621)
                                                                  ==========       ============   ============   ============

Basic and diluted loss per common share before cumulative
  effect of adoption of change in accounting principle......      $   (18.42)      $     (2.66)   $      (4.49)  $      (0.73)
Cumulative effect of adoption of change in accounting
  principle.................................................              --       $     (0.01)   $      (0.01)            --
Basic and diluted loss per common share.....................      $   (18.42)      $     (2.67)   $      (4.50)  $      (0.73)
Weighted average common shares outstanding..................       2,000,000       134,139,046     134,122,061    130,763,607
                                                                  ==========       ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                  SUCCESSOR        PREDECESSOR
                                                 PERIOD FROM       PERIOD FROM
                                              OCTOBER 9, 2002 TO   JANUARY 1 TO
                                                 DECEMBER 31,       OCTOBER 8,    PREDECESSOR   PREDECESSOR
                                                     2002              2002          2001          2000
                                              ------------------   ------------   -----------   -----------
                                                                                  (RESTATED)    (RESTATED)
NET LOSS....................................       $(36,847)        $(358,589)     $(603,549)     $(95,621)

Foreign currency translation adjustment.....          4,720            13,293          1,770         3,285

Cumulative effect of change in accounting
  policy re SFAS No. 133....................             --                --           (526)           --

Change in fair market value of
  derivatives...............................             --               (58)           584            --
                                                   --------         ---------      ---------      --------

COMPREHENSIVE LOSS..........................       $(32,127)        $(345,354)     $(601,721)     $(92,336)
                                                   ========         =========      =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     ACCUMULATED
                                       COMMON STOCK         ADDITIONAL   DEFERRED       OTHER                           TOTAL
                                  -----------------------    PAID-IN      STOCK     COMPREHENSIVE    ACCUMULATED    SHAREHOLDERS'
                                     SHARES       AMOUNT     CAPITAL       COMP         INCOME         DEFICIT         EQUITY
                                  ------------   --------   ----------   --------   --------------   ------------   -------------
Predecessor Company balance
  January 1, 2000 (Restated)....    69,709,935    $   42    $ 323,136    $(8,716)      $    141       $ (74,285)     $   240,318
Issuance of shares in exchange
  for shares in FLAG Limited....    36,256,121        22      154,795         --             --              --          154,817
Shares issued in initial public
  offering......................    27,964,000        16      634,483         --             --              --          634,499
Options exercised...............       131,864        --          546         --             --              --              546
Stock compensation charge.......            --        --           --      7,668             --              --            7,668
Foreign currency translation
  adjustment....................            --        --           --         --          3,285              --            3,285
Net loss........................            --        --           --         --             --         (95,621)         (95,621)
                                  ------------    ------    ----------   -------       --------       ---------      -----------
Balance, December 31, 2000
  (Restated)....................   134,061,920    $   80    $1,112,960   $(1,048)      $  3,426       $(169,906)     $   945,512
Options exercised...............        77,126        --          495         --             --              --              495
Stock compensation charge.......            --        --           --      1,048             --              --            1,048
Foreign currency translation
  adjustment....................            --        --           --         --          1,770              --            1,770
Cumulative effect of change in
  accounting policy re SFAS No.
  133...........................            --        --           --         --           (526)             --             (526)
Change in fair market value of
  derivatives...................            --        --           --         --            584              --              584
Net loss........................            --        --           --         --             --        (603,549)        (603,549)
                                  ------------    ------    ----------   -------       --------       ---------      -----------
Balance, December 31, 2001
  (Restated)....................   134,139,046    $   80    $1,113,455   $    --       $  5,254       $(773,455)     $   345,334
Foreign currency translation
  adjustment....................            --        --           --         --         13,293              --           13,293
Change in fair market value of
  derivatives...................            --        --           --         --            (58)             --              (58)
Net loss........................            --        --           --         --             --        (358,589)        (358,589)
Impact of Fresh Start
  Adjustments:
Elimination of accumulated
  losses........................            --        --           --         --        (18,489)      1,132,044        1,113,555
Cancellation of shares in
  Predecessor...................  (134,139,046)      (80)   (1,113,455)       --             --              --       (1,113,535)
Issuance of shares in
  Successor.....................     2,000,000     2,000      266,700         --             --              --          268,700
                                  ------------    ------    ----------   -------       --------       ---------      -----------
Successor Company balance,
  October 9, 2002...............     2,000,000    $2,000    $ 266,700    $    --       $     --       $      --      $   268,700
Foreign currency translation
  adjustment....................            --        --           --         --          4,720              --            4,720
Net loss........................            --        --           --         --             --         (36,847)         (36,847)
                                  ------------    ------    ----------   -------       --------       ---------      -----------
Balance, December 31, 2002......     2,000,000    $2,000    $ 266,700    $    --       $  4,720       $ (36,847)     $   236,573
                                  ============    ======    ==========   =======       ========       =========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                         SUCCESSOR        PREDECESSOR
                                                        PERIOD FROM       PERIOD FROM
                                                     OCTOBER 9, 2002 TO   JANUARY 1 TO
                                                        DECEMBER 31,       OCTOBER 8,    PREDECESSOR   PREDECESSOR
                                                            2002              2002          2001          2000
                                                     ------------------   ------------   -----------   -----------
                                                                                         (RESTATED)    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) before reorganization costs......       $(36,847)        $(293,885)    $  (603,549)  $  (95,621)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Minority interest................................           (110)               --              --           --
  Cumulative effect of change in accounting
    principle......................................             --             1,938           1,291           --
  Amortization/write off of financing costs........             --             9,387           2,760        2,522
  Allowance for doubtful accounts..................          1,037            15,565            (173)      (1,289)
  Senior debt discount.............................             --             1,200           1,769        1,523
  Non-cash stock compensation......................             --                --           1,047        7,669
  Depreciation and amortization....................          7,345           126,809         134,021       81,625
  Non-cash asset impairment charge.................             --           552,900         359,000           --
  Non-cash fresh start adjustments.................             --           308,769              --           --
  Gain on settlement of liabilities subject to
    compromise.....................................             --          (749,566)             --           --
  Amortization of performance obligations under
    long term contracts............................         (9,857)               --              --           --
  Accretion of asset retirement obligations........            150                --              --           --
  Fair value appreciation of LT debt...............          1,410                --              --           --
  Loss on disposal of property and equipment.......             --                51              --           93
  Deferred taxes...................................             28            (2,107)         (3,410)        (363)
Add/(deduct) net changes in operating assets and
  liabilities:
  Accounts receivable..............................         (8,030)           19,091         (10,700)     (22,281)
  Due from affiliate...............................             --                --              --        2,000
  Prepaid expenses and other assets................          5,599           (17,477)        (34,307)     (16,726)
  Accounts payable and accrued liabilities.........        (13,734)           11,568          34,283       70,394
  Income taxes payable.............................            635            (3,335)          9,207          (46)
  Deferred revenue and other.......................         51,578            (5,086)        576,182      142,106
                                                          --------         ---------     -----------   ----------
  Net cash provided by (used in) operating
    activities before reorganization items.........           (796)          (24,178)        467,421      171,606
  Cash paid for reorganization items...............        (18,105)          (10,854)             --           --
                                                          --------         ---------     -----------   ----------
  Net cash provided by (used in) operating
    activities.....................................        (18,901)          (35,032)        467,421      171,606
                                                          ========         =========     ===========   ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of foreign exchange swap................             --            (6,530)             --           --
Financing costs incurred...........................             --                --          (1,683)        (891)
Repayment of long-term debt........................           (165)         (415,288)        (45,500)     (97,000)
Proceeds from issuance of long-term debt...........             --                --         232,000      576,649
Proceeds from Initial Public Offering..............             --                --              --      634,499
Proceeds from options exercised....................             --                --             495          546
                                                          --------         ---------     -----------   ----------
  Net cash provided by/(used in) financing
    activities.....................................           (165)         (421,818)        185,312    1,113,803
                                                          ========         =========     ===========   ==========

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                         SUCCESSOR        PREDECESSOR
                                                        PERIOD FROM       PERIOD FROM
                                                     OCTOBER 9, 2002 TO   JANUARY 1 TO
                                                        DECEMBER 31,       OCTOBER 8,    PREDECESSOR   PREDECESSOR
                                                            2002              2002          2001          2000
                                                     ------------------   ------------   -----------   -----------
                                                                                         (RESTATED)    (RESTATED)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash........................       $  3,780         $ 313,904     $    51,769   $    5,259
Cash paid for construction.........................         (1,607)         (158,611)       (937,327)    (107,529)
Investment in FLAG Atlantic Limited prior to
  acquisition of 100% interest.....................             --                --              --     (104,814)
Acquisition of FLAG Atlantic Limited...............             --                --              --     (130,000)
Proceeds from disposals of property and
  equipment........................................             --                94              14           32
Investment in property and equipment and
  networks.........................................           (196)           (3,237)       (266,738)     (18,569)
                                                          --------         ---------     -----------   ----------
  Net cash provided by/(used in) investing
    activities.....................................          1,977           152,150      (1,152,282)    (355,621)
                                                          ========         =========     ===========   ==========

NET (DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS......................................        (17,089)         (304,700)       (499,549)     929,910
Effect of foreign currency movements...............          2,640            27,530           1,261      (17,278)
CASH AND CASH EQUIVALENTS, beginning of period.....        140,226           417,396         915,684        3,191
                                                          --------         ---------     -----------   ----------
CASH AND CASH EQUIVALENTS, end of period...........       $125,777         $ 140,226     $   417,396   $  915,684
                                                          ========         =========     ===========   ==========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
  ACTIVITIES:
(Decrease)/increase in construction in progress....       $   (804)        $ 156,758     $   969,244   $   98,256
(Increase)/decrease in accrued construction
  costs............................................          2,411             1,853         (31,917)       9,273
                                                          --------         ---------     -----------   ----------
Cash paid for construction in progress.............       $  1,607         $ 158,611     $   937,327   $  107,529
                                                          ========         =========     ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense for period........................       $  2,586         $  42,373     $   109,156   $  102,543
Amortization of financing costs....................             --           (10,587)         (4,529)      (4,045)
Decrease/(increase) in accrued interest payable....           (669)           31,597           1,367      (15,328)
Fair value appreciation of long-term debt..........         (1,410)               --              --           --
Interest transferred to liabilities subject to
  compromise.......................................             --           (40,452)             --           --
                                                          --------         ---------     -----------   ----------
Interest paid......................................            507            22,931         105,994       83,170
                                                          --------         ---------     -----------   ----------

Interest capitalized...............................             --             2,165          16,150        6,683
                                                          --------         ---------     -----------   ----------

Taxes paid.........................................       $     17         $   1,750     $     1,518   $    1,207
                                                          ========         =========     ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BACKGROUND AND ORGANIZATION

    The Company (as defined below) is part of a multinational corporate organization made up of more than 50 corporate entities. The Company operates a global telecommunications network comprised of advanced fiber-optic cable systems and interfaces that are owned by, leased to, or otherwise available to the Company. Over its global network, the Company offers a variety of telecommunications products and services, IP transit, IP point-to-point, leased capacity services, managed bandwidth service, co-location services and long-term rights of use in capacity. The Company is a "carriers' carrier", meaning that its target customer base is the international wholesale broadband market, consisting of established carriers or major public telephone operator incumbents, including Application Service Providers ("ASPs") and Internet Service Providers ("ISPs"), alternate carriers and other bandwidth intensive users, rather than individual telecommunications consumers.

    These consolidated financial statements contain information relating to FLAG Telecom Holdings Limited, a Bermuda corporation and its subsidiaries (collectively, "Predecessor"), and have been prepared by the management of FLAG Telecom Group Limited, a Bermuda corporation and the successor entity of Predecessor. References in these consolidated financial statements to "FLAG Telecom", the "Company", the "Group", "we", "us", the "Company" or "Successor" refer to FLAG Telecom Group Limited and its subsidiaries. For the purposes of continuing accounting policies, Predecessor and Successor are collectively referred to as "FLAG". On October 9, 2002 (the "Effective Date"), Predecessor transferred substantially all of its assets and certain liabilities, at fair value, to Successor, as a result of transactions contemplated by a Plan of Reorganization (the "Plan") of Predecessor and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code and related Bermuda Schemes of Arrangement.

    The consolidated financial statements for the period ended October 8, 2002 have been prepared while Predecessor was still involved in chapter 11 proceedings and, accordingly, have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"--("SOP 90-7"). These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that have resulted due to Predecessor not continuing as a going concern. In addition, Predecessor's results of operations prior to October 9, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh start accounting.

    STATEMENT OF POSITION 90-7, FINANCIAL REPORTING BY ENTITIES IN
     REORGANIZATION UNDER THE BANKRUPTCY CODE

    Successor emerged from chapter 11 bankruptcy proceedings on October 9, 2002, as the successor to Predecessor. Effective as of the Effective Date, Successor adopted fresh start reporting in accordance with SOP 90-7. Unlike the consolidated financial statements for Predecessor contained herein, the consolidated financial statements for Successor reflect reorganization adjustments for the discharge of debt and the adoption of fresh start reporting. This resulted in significant changes to the following balance sheet captions:
Construction in progress, Other long-term assets, Property and equipment, Deferred revenue, Short-term debt, Accounts payable and Accruals.

    SOP 90-7 states that if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims,

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BACKGROUND AND ORGANIZATION (CONTINUED)
and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity must adopt fresh start reporting upon its emergence from chapter 11.

    Entities that adopt fresh start reporting apply the following main principles:

    - The reorganization value of the entity should be allocated to the entity's assets in conformity with the procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS No. 141") for transactions reported on the basis of the purchase method.

    - Each liability existing at the plan confirmation date, other than deferred taxes, should be stated at present values of amounts to be paid determined at appropriate current interest rates.

    PLAN OF REORGANIZATION

    Following the consummation of the transactions contemplated by the Plan, the common shares of the Successor became registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as provided by Rule 12g-3 under the Exchange Act. For purposes of Rule 12g-3, Successor is the successor issuer to the Predecessor.

    Successor's authorized capital stock consists of 3,000,000 common shares and no preferred shares. As of the Effective Date, there were 2,000,000 common shares issued and outstanding. Successor has reserved 222,222 common shares to be issued pursuant to its 2002 Stock Incentive Plan. The holders of common shares (the "Shareholders") are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. The Shareholders are entitled to receive ratably such dividends as may be declared by the Company's Board of Directors (the "Board") out of the funds legally available for payment of dividends. However, Successor does not presently anticipate that dividends will be paid on the common shares in the foreseeable future. Furthermore, payment of dividends is restricted by the terms of an indenture between Successor and The Bank of New York, as indenture trustee, dated October 9, 2002. In the event of a liquidation, dissolution or winding up of the Company, the Shareholders will be entitled to share ratably in all assets remaining after payment of liabilities. The Shareholders have no preemptive, subscription, redemption or conversion rights. All of the outstanding common shares are validly issued, fully paid and non-assessable.

    As of the Effective Date, Successor ceased to be a "foreign private issuer" within the meaning of Rule 3b-4 promulgated under the Exchange Act and is filing periodic reports under the Exchange Act as a domestic registrant.

    Pursuant to the Plan, the following transactions were completed on or about the Effective Date;

    - Holders of Predecessor's 11 5/8% Senior Dollar Notes due 2010 and 11 5/8% Senior Euro Notes due 2010 received, in the aggregate, (i) $245 million in cash, less certain fees and expenses, (ii) notes in the original principal amount of $45 million, bearing simple interest between 6.67% and 8% over a three year period of maturity, with a call right by Successor during the first 18 months after the Effective Date at $30 million, and
      (iii) 100,000 shares of the issued and outstanding common shares of Successor, par value $1.00 per share (approximately 5%);

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BACKGROUND AND ORGANIZATION (CONTINUED)
    - Holders of FLAG Limited's 8 1/4% Notes due 2008 received 1,255,800 common shares of Successor (approximately 63%);

    - Bank lenders under a credit facility previously extended to FLAG Atlantic Limited received 525,000 common shares (approximately 26%) and were allowed to keep $82 million they seized just prior to the filing of chapter 11 proceedings on April 12, 2002;

    - Certain significant trade creditors amended agreements with Predecessor and received other consideration, including, among others, promissory notes, common shares and cash, as further detailed in the Plan;

    - Trade creditors of Predecessor and its affiliates, other than trade creditors of FLAG Atlantic Holdings Limited and its debtor subsidiaries, received a negotiated amount, reinstatement of their claims or payment in full in the sum of $6.1 million; and

    - Trade creditors of FLAG Atlantic Holdings Limited and those of its subsidiaries that are debtors in the chapter 11 cases received pro rata rights to recoveries attributable to avoidance actions belonging to the entity against which such trade creditors hold their claims.

    As set forth in the Plan, equity holders of Predecessor did not receive any consideration.

    As a companion to the Plan, a Scheme of Arrangement was proposed for each of FLAG Telecom Holdings Limited and FLAG Limited (the "Schemes"). The Schemes were submitted to the Bermuda Court on August 7, 2002 and became effective on the Effective Date.

    By orders of the Supreme Court of Bermuda on October 11, 2002, the joint provisional liquidators of FLAG Limited and FLAG Asia Limited were discharged and leave was granted to withdraw the petitions for the winding up of these two entities. On the same day, the powers of the joint provisional liquidators of FLAG Telecom Holdings Limited and FLAG Atlantic Limited were extended thereby extinguishing any residual power of the board and management of these entities. In addition, on October 11, 2002, a petition was filed seeking a winding up order in respect of FLAG Atlantic Holdings Limited, and an order appointing joint provisional liquidators of that company was granted.

    On November 15, 2002, a winding up order was made in respect of Predecessor, FLAG Atlantic Holdings Limited and FLAG Atlantic Limited by the Supreme Court of Bermuda. Pursuant to this order, the appointment of Mr. Richard Heis and Ms. Chris Laverty, both of KPMG LLP in England and Mr. Robert D. Steinhoff of KPMG in Bermuda, as Joint Provisional Liquidators of these entities, was continued. As a result, Predecessor, FLAG Atlantic Holdings Limited and FLAG Atlantic Limited are now in liquidation under Bermuda law.

2.  ACCOUNTING FOR BANKRUPTCY ACTIVITIES

    The Company's emergence from chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with SOP 90-7. The consolidated financial statements for the period ended October 8, 2002 reflect organization adjustments for the discharge of debt and adoption of fresh start reporting.

    The reorganization value of $347.7 million was determined by the Company with the assistance and analysis of its financial advisors.The reorganization value was primarily determined on a discounted cash flow analysis utilizing both recent operating results and future projected cash flows over the lives

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. ACCOUNTING FOR BANKRUPTCY ACTIVITIES (Continued) of the network assets were evaluated. The estimated reorganization value of the Company is consistent with the basis for the Plan approved by the bankruptcy court.

    The reorganization value was used to determine the equity value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair value in conformity with SFAS No. 141. In accordance with SOP 90-7, all expenses incurred in connection with Predecessor's reorganization have been reflected as reorganization items in the accompanying consolidated statement of operations.

    The following table reflects the fresh start reporting and reorganization adjustments to the Company's Condensed Consolidated Balance Sheet as of emergence from bankruptcy:

                                                        BALANCE SHEET AS AT OCTOBER 9, 2002
                                          ---------------------------------------------------------------
                                                        REORGANIZATION      FRESH START
                                          PREDECESSOR    ADJUSTMENTS        ADJUSTMENTS         SUCCESSOR
                                          -----------   --------------      -----------         ---------
Current assets..........................  $   509,332    $  (244,537)(1)    $        --         $264,795
Restricted cash.........................       94,965        (82,751)(2)             --           12,214
Long-term assets........................       38,660             --            (17,445)(d)(e)    21,215
Property and equipment, net.............    1,769,582             --         (1,447,765)(a)      321,817
                                          -----------    -----------        -----------         --------
Total assets............................  $ 2,412,539    $  (327,288)       $(1,465,210)        $620,041
                                          ===========    ===========        ===========         ========
Accounts payable and accrued
  liabilities...........................      119,865          5,149 (3)             --          125,014
Short-term debt.........................           --          9,517 (1,3)           --            9,517
Long-term debt..........................       82,751        (16,085)(1,3)           --           66,666
Deferred revenue........................    1,298,408             --         (1,298,408)(b)           --
Performance obligations under long-term
  contracts.............................           --             --            142,543 (c)      142,543
Other long-term liabilities.............        5,346             --               (596)(e)        4,750
Liabilities subject to Compromise.......    1,338,885     (1,338,885)                --               --
                                          -----------    -----------        -----------         --------
Total liabilities.......................  $ 2,845,255    $(1,340,304)       $(1,156,461)        $348,490
Minority interest.......................        2,851             --                 --            2,851
Accumulated deficit.....................   (1,567,591)       744,316 (1,3)      823,275 (f)           --
Other shareholders equity...............    1,132,024        268,700 (1,3)   (1,132,024)(f)      268,700
                                          -----------    -----------        -----------         --------
Total liabilities and shareholders
  equity................................  $ 2,412,539    $  (327,288)       $(1,465,210)        $620,041
                                          ===========    ===========        ===========         ========

    Reorganization adjustments in the December 31, 2002 consolidated financial statements result primarily from the following:

1. Exchange of Old Notes and accrued interest for $245 million in cash, $45 million in New Notes and approximately 68% of the New Common Stock of the Successor.

2. Bank lenders received approximately 26% of the New Common Stock of the Successor in addition to the $82.8 million they seized just prior to the filing of chapter 11 proceedings on April 12, 2002.

3. Trade creditors received promissory notes, New Common Stock and cash as detailed in the Plan of Reorganization.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  ACCOUNTING FOR BANKRUPTCY ACTIVITIES (Continued)
    Fresh start adjustments in the December 31, 2002 consolidated financial statements result primarily from the following:

    (a) Reduction of the property, plant and equipment carrying values to reflect fair value.

    (b) Elimination of the deferred revenue balances of the Predecessor ($1,298.4 million).

    (c) Recognition of the performance obligations under long-term contracts that were entered into by Predecessor ($142.5 million) to reflect fair value.

    (d) Reduction in the carrying values of long-term assets ($17.4 million).

    (e) Elimination of deferred tax liability ($0.6 million) and deferred tax asset ($2.9 million), included in (d) above.

    (f) Cancellation of FLAG's common stock and the elimination of accumulated deficit.

    These adjustments were based on the work of outside financial advisors, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company's assets and liabilities.

    REORGANIZATION COSTS

    In the period from January 1, 2002 to October 8, 2002, we incurred
$64.7 million in reorganization costs. These costs represent items arising from the application of SOP 90-7. Specifically, these costs relate to professional fees ($35.0 million), retainers ($2.5 million), write-off of capitalized finance cost ($18.2 million) and underwriter's discount ($12.3 million) paid, partially offset by interest income ($3.3 million) earned during the period we commenced chapter 11 proceedings.

3.  SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. Dollars ("Dollars"). The significant accounting policies are summarized as follows:

    BASIS OF CONSOLIDATION

    The financial statements consolidate the financial statements of FLAG and its subsidiary companies after eliminating intercompany transactions and balances and recording minority interests. Investments in which FLAG has an investment of 20%-50% or investments in which FLAG can assert significant influence, but does not control, are accounted for under the equity method. However, the Company has a 49% interest in Seoul Telenet Inc which is accounted for under the principles of consolidation. The Company consolidates Seoul Telenet Inc as it exercises control over the operations despite having an investment of 49%. At December 31, 2002, there were no equity method investments remaining (see Note 7).

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements, as well as the

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenue and expenses during the reporting period. The most critical estimates include accounts receivable reserves, impairment charges, useful lives of fixed assets, asset retirement obligations and performance obligations under long term contracts. Actual amounts and results could differ from those estimates.

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

    RECIPROCAL TRANSACTIONS FOR CAPACITY

    Historically, in accordance with U.S. GAAP, amounts invoiced as part of reciprocal transactions for capacity were recorded at fair value as deferred revenue. Predecessor amortized deferred revenue on a straight-line basis as earned over the term of the relevant agreement. During the periods presented, Predecessor was not a party to any reciprocal transaction that would require it to recognize revenues up front.

    Predecessor adopted the guidance issued by the AICPA--SEC Regulations Committee on August 2, 2002 (the "AICPA Guidance"), applied this retrospectively and restated the comparative period financial statements. The adoption of the AICPA Guidance resulted in a change to Predecessor's accounting policy for reciprocal transactions for capacity and, consequently, they are no longer capitalized. See Note 4.

    OPERATIONS AND MAINTENANCE

    Standby maintenance charges are invoiced separately from capacity sales. Revenues relating to standby maintenance are recognized over the period in which the service is provided. Deferred revenue also includes amounts invoiced for standby maintenance applicable to future periods.

    NETWORK REVENUES

    Network revenues are revenues derived from the sale of managed bandwidth leases and Internet Protocol ("IP") services. Revenue associated with leased capacity is recognized as operating lease

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) revenue unless the criteria under FASB Interpretation No. 43 for sales-type lease accounting are met. During the periods presented, FLAG did not record any sales-type leases.

    PERFORMANCE OBLIGATIONS

    As part of fresh start accounting, deferred revenue balances were written off and a performance obligations reserve was created to cover future expenses resulting from sale activity recognized prior to restatement, and for which benefit was also received prior to restatement. This reserve will be amortized in line with the relevant cost incursion associated with performance of contracts.

    DIRECT COSTS RELATED TO REVENUE

    CAPACITY

    Costs of the system relating to capacity contracts accounted for as operating leases are recorded in property and equipment and are depreciated over the remaining economic life of the network.

    RECIPROCAL TRANSACTIONS FOR CAPACITY

    Historically, Predecessor recorded capacity acquired as part of reciprocal transactions for capacity either as property and equipment, prepaid expenses and other assets or other long-term assets, depending upon when Predecessor anticipated that they would be brought into service, and were charged as network expense or depreciated on a straight-line basis over the shorter of 15 years or the term of the purchase agreement.

    As discussed in Note 4, Predecessor adopted the AICPA Guidance issued on August 2, 2002, applied this retrospectively and restated the comparative period financial statements.

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

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. Such costs are included in sales, general and administrative expenses in the accompanying consolidated statements of operations. Advertising costs charged to the income statement were $68, $784, $2,087 and $1,570 for the period October 9, 2002 to December 31, 2002, the period January 1, 2002 to October 8, 2002, and the years ended December 31, 2001 and 2000, respectively.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PENSIONS

    All eligible employees of FLAG are covered by a non-contributory defined contribution pension plan. Pension costs charged to the income statement were $837, $1,611, $2,419 and $706 for the period October 9, 2002 to December 31, 2002, the period January 1, 2002 to October 8, 2002, and the years ended December 31, 2001 and 2000, respectively.

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

    CONSTRUCTION IN PROGRESS

    Construction in progress is stated at cost. Capitalized costs include costs incurred under the construction contract, engineering and consulting fees, legal fees related to obtaining landing right licenses, interest costs, program management costs, costs for the route surveys, indirect costs associated with cable systems and points of presence ("PoPs"), long-term capacity lease purchases, and other costs incurred in the development of FLAG's global network. Construction in progress is transferred to property and equipment when placed into service.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. In accordance with fresh start accounting, the book value of property and equipment was adjusted to its fair value and

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amortized over its remaining estimated useful life. Depreciation is taken on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment...........................  3 years
Fixtures and fittings........................  5 years
Leasehold improvements.......................  Remaining lease term
Motor vehicles...............................  5 years
Network assets...............................  15 years or remaining useful lives

    The estimated useful lives of cable systems are determined based on the estimated period over which they will generate revenue, ranging from 10 to 14 years.

    IMPAIRMENT OF LONG-LIVED ASSETS

    Effective as of January 1, 2002, Predecessor adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". FLAG periodically reviews events and changes in circumstances to determine whether the recoverability of the carrying value of long-lived assets should be reassessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the fair value and the carrying value of long-lived assets would be recognized by FLAG.

    Under the testing for impairment, estimates of future cash flows are used to test the recoverability of a long-lived asset, and are based on the existing service potential of the asset. These estimates exclude cash flows associated with future capital expenditures that would increase the service potential of the long-lived asset.

    CASH AND CASH EQUIVALENTS

    FLAG considers all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets are approximate to fair value.

    RESTRICTED CASH

    FLAG designates funds held by collateral trustees, in escrow on deposit or legally designated for specific projects or commitments by bank agreements, as restricted cash.

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

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FLAG records all derivative instruments on the balance sheet at fair value. Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings and the cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

    FLAG designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

    CAPITALIZED INTEREST AND FINANCING COSTS

    Interest costs on qualifying assets are capitalized and amortized over the asset's useful life. Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings. Capitalized finance costs were written off and included in the reorganization costs in connection with the bankruptcy proceedings.

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

    STOCK OPTIONS

    Prior to the emergence from chapter 11, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), Predecessor accounted for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognized compensation expense for stock option grants to the extent that the fair value of the stock exceeded the exercise price of the option at the measurement date under fixed plan awards. The compensation expense was charged ratably over the vesting period of the options. Upon emergence from bankruptcy and as of December 31, 2002, Successor did not have any stock options outstanding.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Group to a concentration of credit risk are accounts receivable. The Group performs ongoing credit evaluations of its larger customers' financial condition. Geographical risk is mitigated by the fact that revenues are not concentrated in one part of the world. See Note 23, "Segment Reporting", for concentrations by geographic areas.

    FLAG is exposed to credit-related losses in the event of non-performance by counter parties to financial instruments but does not expect any counter parties to fail to meet their obligations. FLAG deals only with highly rated counter parties.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    FLAG maintains an allowance for doubtful accounts. Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established an allowance for doubtful accounts based on our experience with potential uncollectable receivables and our expectations as to payments. As of December 31, 2002, we had an allowance of $10.4 million (2001 $5.1 million). This allowance could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers.

    REPAIRS AND MAINTENANCE COSTS

    Expenditures for repairs, replacement and maintenance are expensed as incurred. Such costs include routine maintenance and repair work to office buildings and equipment. Repairs and maintenance costs charged to the income statement were $31, $113, $83 and $99 for the period October 9, 2002 to December 31, 2002, the period January 1, 2002 to October 8, 2002, and the years ended December 31, 2001 and 2000, respectively.

    ASSET RETIREMENT OBLIGATIONS

    As a result of fresh start accounting, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". This adoption resulted in the calculation of a liability of $4.7 million, which will be accreted over the remaining life of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset.

    The Company measures changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount is recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

    The Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" upon emergence from bankruptcy in accordance with the provisions of SOP 90-7. There was no impact on the Company's results upon adoption of this standard.

    Prior to this date, Predecessor accounted for such costs under Emerging Issues Task Force (EITF) Issue No. 94-3, ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

    SFAS 146, which nullifies EITF 94-3, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

    RECENT ACCOUNTING STANDARDS

GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective as of January 1, 2002, Predecessor adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This resulted in a change to Predecessor's accounting policy for goodwill and, consequently, goodwill is no longer amortized. This adoption did not impact Predecessor's results of operations, financial position or cash flows since its goodwill balance was impaired during 2001 and the Company no longer has goodwill recorded on its books.

ASSET RETIREMENT OBLIGATIONS

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for asset retirement obligations in the period in which the legal or contractual removal obligation is incurred. The Company adopted this statement as of October 9, 2002 as part of implementing fresh start accounting as required by SOP 90-7.

AMENDMENT AND RESCISSION OF PREVIOUS ACCOUNTING STANDARDS

    In April 2002, FASB issued Statement of Financial Accounting Standards
No. 145 ("SFAS 145"), "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections". This statement rescinds FASB Statement No.4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No.64, "Extinguishments of Debt Made to Satisfy Sinking-fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FASB Statement No.13, "Accounting for Leases", to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 as part of the implementation of fresh start accounting as required by SOP 90-7. This adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148) that amends SFAS 123 to provide alternative methods of transition for a voluntary change to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted this standard in accordance with the provisions of SOP 90-7. We do not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows. Successor has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25 to account for employee stock options.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results of financial position.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. FLAG Telecom adopted this standard in accordance with SOP 90-7. We do not expect the adoption of FIN 45 to have a material effect on our financial position, results of operations, or cash flows.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATION OF VARIABLE INTEREST ENTITIES

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the financial reporting by enterprises involved with variable interest entities. FIN 46 addresses both unconsolidated variable interest entities and any new variable interest entities that are created subsequent to the issuance of the interpretation. As of December 31, 2002, we did not have any unconsolidated variable interest entities. Any future variable interest entities will be accounted for in accordance with FIN 46.

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

    In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. FLAG Telecom is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

4.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    The Company has recorded certain restatement adjustments to its previously issued 2001 and 2000 financials. The effects of the adjustments are as follows:

                                        AS            AUDIT          RECIPROCAL
                                     REPORTED    ADJUSTMENTS(B)    TRANSACTIONS(A)    RESTATED
                                    ----------   ---------------   ---------------   ----------
CONDENSED CONSOLIDATED BALANCE
  SHEET AS AT DECEMBER 31, 2001
Current assets....................  $  644,436      $ (2,950)         $ (32,498)     $  608,988
Non-current assets................   2,832,230        15,251           (191,788)      2,655,693
                                    ----------      --------          ---------      ----------
Total assets......................  $3,476,666      $ 12,301          $(224,286)     $3,264,681
                                    ==========      ========          =========      ==========

Current liabilities...............  $1,038,941      $(23,794)         $ (53,437)     $  961,710
Non-current liabilities...........   2,007,805       104,434           (154,602)      1,957,637
Shareholders equity...............     429,920       (68,339)           (16,247)        345,334
                                    ----------      --------          ---------      ----------
Total liabilities and equity......  $3,476,666      $ 12,301          $(224,286)     $3,264,681
                                    ==========      ========          =========      ==========

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

  STATEMENT OF OPERATIONS FOR THE
  YEAR ENDED DECEMBER 31, 2001
Revenues..........................  $  188,323      $    824          $ (25,538)     $  163,609
                                        AS            AUDIT          RECIPROCAL
                                     REPORTED    ADJUSTMENTS(B)    TRANSACTIONS(A)    RESTATED
                                    ----------   ---------------   ---------------   ----------
CONDENSED CONSOLIDATED
Operating expenses................     556,685         1,242             (6,954)        550,973
Depreciation and amortization.....     131,910         4,120             (2,009)        134,021
                                    ----------      --------          ---------      ----------

Operating loss....................    (500,272)       (4,538)           (16,575)       (521,385)
                                    ==========      ========          =========      ==========
Net loss..........................    (582,990)       (3,984)           (16,575)       (603,549)
                                    ==========      ========          =========      ==========
Net loss per share................       (4.35)        (0.03)             (0.12)          (4.50)

Retained earnings (accumulated
  deficit)........................  $ (687,942)     $(69,266)         $ (16,247)     $ (773,455)
                                        AS            AUDIT          RECIPROCAL
                                     REPORTED    ADJUSTMENTS(B)    TRANSACTIONS(A)    RESTATED
                                    ----------   ---------------   ---------------   ----------
CONDENSED CONSOLIDATED
  BALANCE SHEET AS AT DECEMBER 31,
  2000
Current assets....................  $1,084,521      $ (5,709)         $      --      $1,078,812

Non-current assets................   1,994,243        28,972            (24,472)      1,998,743
                                    ----------      --------          ---------      ----------
Total assets......................  $3,078,764      $ 23,263          $ (24,472)     $3,077,555
                                    ==========      ========          =========      ==========

Current liabilities...............     334,025       (11,886)            (5,113)        317,026

Non-current liabilities...........  $1,737,132      $ 97,571          $ (19,687)     $1,815,016
Shareholders equity...............   1,007,607       (62,422)               328         945,513
                                    ----------      --------          ---------      ----------
Total liabilities and equity......  $3,078,764      $ 23,263          $ (24,472)     $3,077,555
                                    ==========      ========          =========      ==========

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

                                        AS            AUDIT          RECIPROCAL
                                     REPORTED    ADJUSTMENTS(B)    TRANSACTIONS(A)    RESTATED
                                    ----------   ---------------   ---------------   ----------
CONDENSED CONSOLIDATED
  STATEMENT OF OPERATIONS FOR THE
  YEAR ENDED DECEMBER 31, 2000
Revenues..........................  $   99,306      $    956          $      --      $  100,262
Operating expenses................      97,267         4,698                 --         101,965
Depreciation and amortization.....      79,414         2,539               (328)         81,625
                                    ----------      --------          ---------      ----------

Operating loss....................     (77,375)       (6,281)               328         (83,328)
                                    ==========      ========          =========      ==========
Net loss..........................     (89,466)       (6,483)               328         (95,621)
                                    ==========      ========          =========      ==========
Net loss per share................       (0.68)        (0.05)             (0.00)          (0.73)

Retained earnings (accumulated
  deficit)........................  $ (104,952)     $(65,282)         $     328      $ (169,906)

    (A)  RECIPROCAL TRANSACTIONS REVERSALS

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

    Our reciprocal transactions fall into three categories: services for services, operating leases for operating leases and operating leases for capital leases. Under the terms of both service contracts and operating leases, we do not exchange an interest in a productive asset but provide a service to, and receive a service from, our customers. Consequently, these transactions were recorded at fair value as deferred revenue on a straight-line basis over the term of the relevant agreement. We also considered that operating leases and capital leases were dissimilar in nature and consequently were not exchanges of similar productive assets within the definition of APB No. 29.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

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

(B) AUDIT ADJUSTMENTS

    ADJUSTMENTS TO OPENING RETAINED EARNINGS

    The accounting for sales of capacity has evolved over the last few years as the interpretation and application of certain pronouncements by the SEC and accounting standard setting bodies have been clarified. To take account of these developments and to be consistent with current industry practice, the accounting for certain sales transactions has been re-stated as follows:

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

    - The Company had entered into a contract in August 1998, which involved the sale of capacity and the customer having a "rent free" period from paying standby operations and maintenance charges. The entire contract was treated as a sales type lease contract and the Company set up a provision for costs to be incurred during the free maintenance period. Subsequently the Company also recognised capacity credits as revenues in 2001. On re-evaluation of the terms and components of the contract, adjustments have been made to revenues in 1998, 1999, 2000 and 2001.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)
    - The impact of these adjustments has been a decrease to 2000 opening retained earnings of $58.8 million.

    ADJUSTMENTS TO 2000 AND 2001

    - The items listed above also impacted the revenues for the years 2000 and 2001.

    - The Company also adjusted the revenues for the years 2000 and 2001, upon further analysis of the deliveries of capacity to customers, in compliance with the current revenue recognition policy.

    - In December 2001, the Company accrued for an upgrade on the FA-1 system, which was committed to be purchased. Upon further analysis by management, the accruals and related assets have been reversed to reflect the fact that the work had not been undertaken by the supplier in 2001.

    - The Company identified additional fixed assets for which depreciation had to be charged in 2001.

    - Adjustments to cash and expense accounts to reflect payments made to suppliers but not recorded posted to the accounts payable ledger in 2001. Upon further analysis, the Company identified certain accruals at December 2001, which were not required and therefore reversed.

    - Correction of book keeping and accounting errors.

    The total impact of all adjustments in 2001 and 2000 is to reduce previously reported net income in 2001 and 2000 is $20.4 million and $6.2 million, respectively.

5.  RESTRUCTURING

    During the third quarter of 2002, the Predecessor implemented a restructuring plan to reduce the employee base and close certain offices in order to reduce the level of fixed costs. The employees affected were in Sales
(51), Operations (47) and Finance and Administration (15). The following summarizes the costs incurred by Predecessor.

                                                              EMPLOYEE TERMINATION BENEFITS
                                                              -----------------------------
Balance at January 1, 2002..................................             $   --
Amounts charged to expense..................................              2,058
Amounts paid................................................             (1,991)
                                                                         ------
Balance at October 8, 2002..................................             $   67
                                                                         ======

    The costs have been recorded as restructuring costs on the income statement.

    Upon emergence from Bankruptcy, the Successor initiated a further plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and early 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14). The Successor expects to incur $4.9 million in costs, as part of the plan. The Successor has incurred $4.1 million in one-time termination costs in December 31, 2002. There are a

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  RESTRUCTURING (CONTINUED)
further $0.6 million of one-time termination and $0.2 million of other associated costs expected to be incurred and paid in 2003.

    The last office closure occurred in April 2003 and the final employee termination is expected in August 2003.

    The following summarizes the activity for the restructuring costs incurred by the Successor

                                                              ONE-TIME TERMINATION
                                                                     COSTS
                                                              --------------------
Beginning balance
  October 9, 2002(1)........................................         $   67
Amounts charged to expense..................................          4,097
Amounts paid................................................         (1,560)
                                                                     ------
Closing balance December 31, 2002...........................         $2,604
                                                                     ======

(1) Represents employee termination benefits of Predecessor paid by Successor.

6.  ASSET IMPAIRMENT

    In accordance with SOP 90-7 and SFAS 141, the Company constructed a valuation model to determine the values of its long-term assets, telecoms and non-telecoms plant and equipment assets upon Emergence from bankruptcy as part of fresh start accounting. The forecast period was assessed to be 15 years and the assumptions used reflect lighting dark fiber expenditures, taxation and working capital requirements. The value of the property and equipment was calculated to be $322.0 million, resulting in an impairment write-down of $1,447.8 million. This was recorded as part of the fresh start adjustments in the income statement.

    In 2002, the Company accounted for impairment of long-lived assets in accordance with SFAS 144. Upon filing for chapter 11, the Company concluded that impairment indictors existed and performed a test for recoverability based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets, calculated as net book value less deferred revenues. For the purpose of the impairment exercise, the financial forecasts were projected up to the useful lives of the fiber-optic systems in question with no further terminal value assumed beyond their useful lives. Valuation metrics were referenced and benchmarked against comparable company and market data.

    The undiscounted cash flows were less than the carrying value of the FEA and FNAL systems. We discounted the cash flow model and determined that Predecessor's fiber-optic telecommunication FEA and FNAL systems were impaired as at June 30, 2002. In determining the appropriate cost of capital, the capital asset pricing model was used.

    FLAG EUROPE ASIA SYSTEM: The FEA system was put into place in 1997 and links the telecommunications markets of Western Europe and Japan through the Middle East, India, Southeast Asia and China. The FEA system consists of approximately 28,000 kilometers of undersea fiber-optic cable with a 580 kilometer dual land crossing in Egypt and a 450 kilometer dual land crossing in Thailand. There is increasingly high level of competition in terms of alternative supply, lower than

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

6.  ASSET IMPAIRMENT (CONTINUED)
generally expected demand and significant over-supply for this route. As at June 30, 2002 we have reassessed future revenue opportunities for the life of this route when preparing our future cash flows of the asset. Predecessor has recognized an impairment charge of $327.9 million in respect of the FEA system based upon our estimates of future cash flows at the time.

    FLAG NORTH ASIAN LOOP: FNAL is connected to FEA in Hong Kong and Japan, and to two trans-Pacific cable systems on which we own facilities, the PC-1 and Japan-U.S. networks. FNAL was put in place in 2002 to offer intra-regional, city-to-city connectivity between the high traffic centers of Hong Kong, Seoul, Tokyo and Taipei. There is increasingly high level of competition in terms of alternative supply, lower than generally expected demand and significant over-supply for this route. As at June 30, 2002 we have reassessed future revenue opportunities for the life of this route when preparing our future cash flows of the asset. Predecessor has recognized an impairment charge of $225.0 million in respect of the FNAL system based upon our estimates of future cash flows at the time.

    Prior to 2002, Predecessor determined impairment in accordance with SFAS 121 by comparing the carrying values of each of the fiber-optic systems to their fair values.

    FLAG ATLANTIC-1 SYSTEM: In 2001, Predecessor determined that our FA-1 system was impaired. Given the high level of competition in terms of alternative supply, price erosion and continued lack of demand on the trans-Atlantic route, Predecessor reviewed the prospects for demand on that route and concluded that, in accordance with its accounting policy, the FA-1 system was impaired. It was determined that the carrying amount of the FA-1 system exceeded its fair value, and Predecessor therefore recognized an impairment charge of $359 million in the year. It was determined the fair value of the FA-1 system based on the present value of future cash flows expected to be generated by the FA-1 system according to management's latest demand forecasts. The impairment charge, which is included in operating loss, reduced the carrying values of Goodwill and Property and equipment in the balance sheet by $30 million and $329 million respectively.

    FLAG PACIFIC-1 SYSTEM: Asset impairment charges of $26.6 million were recorded in the third quarter of 2001. On August 7, 2001 Predecessor announced that it had decided not to proceed with the FLAG Pacific-1 ("FP-1") project in association with TyCo Telecommunications that had been announced in the second quarter. The agreement in principle with TyCo Telecommunications was conditional upon Predecessor obtaining financing on satisfactory terms. However, despite substantial efforts on Predecessor's part and given the capital market conditions prevailing at the time, the financing proposal received fell short of expectations. Following this decision three employment agreements were terminated and amounts already paid or due in connection with preliminary build evaluation were written off. Predecessor had commissioned a marine survey for the construction of the FP-1 project and entered into other project related expenditure commitments. Following the decision not to proceed, the residual value of the costs incurred was $nil and the consequent asset impairment charge was $26.6 million, comprising $24.0 million in abandoned survey and preliminary build costs and $2.6 million of other project related costs.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

6.  ASSET IMPAIRMENT (CONTINUED)
    The asset impairment charges are as follows:

                                                    SUCCESSOR   PREDECESSOR   PREDECESSOR   PREDECESSOR
                                                      2002         2002          2001          2000
                                                    ---------   -----------   -----------   -----------
FEA
  Asset impairment................................  $     --    $  327,900      $     --     $      --
FNAL
  Asset impairment................................        --       225,000            --            --
FLAG Atlantic-1
  Asset impairment................................        --            --       359,000            --
FLAG Pacific-1
  Asset impairment................................        --            --        26,598            --
Fresh Start
  Asset impairment................................        --    $1,447,765            --            --
                                                    ---------   ----------      --------     ---------
Total Impairment..................................  $     --    $2,000,665      $385,598     $      --
                                                    =========   ==========      ========     =========

7.  BUSINESS ACQUISITIONS

    On December 6, 2000, Predecessor acquired the remaining 50% equity interest in FLAG Atlantic Limited from Global TeleSystems Group, Inc. ("GTS") for a cash consideration of $135 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities assumed have been recorded at fair value as of the date of acquisition. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed had been recorded as goodwill. Following the impairment of the FLAG Atlantic-1 asset (see Note 6 above) the goodwill was written off in full in the year ended December 31, 2001.

8.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
Billed......................................................   $66,947      $130,183
Unbilled....................................................    14,903        18,736
                                                               -------      --------
                                                               $81,850      $148,919
                                                               =======      ========

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consist of the following:

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
VAT recoverable.............................................   $26,234      $16,083
Other assets................................................    20,037       26,533
                                                               -------      -------
                                                               $46,271      $42,616
                                                               =======      =======

10.  RESTRICTED CASH

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as restricted cash. Restricted cash as at December 31, 2002 totals $8.4 million and represents amounts held in escrow accounts. Restricted cash as at December 31, 2001 consisted of funds held by collateral trustees totaling $326.1 million. As at December 31, 2001 there was $122.4 million restricted for use in relation to FLAG Atlantic Limited, $137.8 million in relation to FLAG Asia Limited and
$65.9 million in relation to Predecessor. As part of the Plan, all amounts previously restricted became unrestricted at the Effective Date.

11.  CAPITALIZED INTEREST COSTS

    Interest costs on qualifying assets are capitalized and amortized over their useful lives. There was no interest capitalized in the period ended
December 31, 2002. Total interest capitalized to construction in progress during the period from January 1, 2002 to October 8, 2002 and the years ended
December 31, 2001 and 2000, was $2,165, $16,150 and $6,683, respectively.

12.  PROPERTY AND EQUIPMENT

    Property and equipment, including assets held under capital leases, consist of the following:

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
Fixtures and fittings.......................................  $  2,195    $    3,689
Leasehold improvements......................................     4,436         6,377
Computer equipment..........................................     7,401        13,775
Motor vehicles..............................................        --           343
Network assets..............................................   306,546     2,511,612
                                                              --------    ----------
                                                               320,578     2,535,796
Less -- Accumulated depreciation and impairment.............    (7,345)     (556,555)
                                                              --------    ----------
Net book value..............................................  $313,233    $1,979,241
                                                              ========    ==========

    Pursuant to the adoption of fresh start reporting, the Company wrote down the gross value of its property and equipment by $2,445 million, and the balance of accumulated depreciation by $997 million. The total fresh start value of network assets was allocated to each cable system based

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

12.  PROPERTY AND EQUIPMENT (CONTINUED)
upon expected future cash flows. The new values are being amortized over the remaining estimated useful lives of the assets, ranging from 10 to 14 years.

    The Company leases office equipment under various capital lease arrangements. Assets recorded under capital lease agreements included in property and equipment consisted of equipment with a gross value of $867 with an associated balance of accumulated depreciation of $405 as of December 31, 2002. As of December 31, 2001, the comparative balances were $867 and $231, respectively.

13.  ASSET RETIREMENT OBLIGATIONS

    The Company implemented SFAS No. 143 relating to asset retirement obligations as part of implementing fresh start accounting and recorded a cumulative effect of change in accounting principle of $1.9 million to October 8, 2002. The cumulative effect of change in accounting principle represents accretion and depreciation expenses the company would have recorded had the provisions of SFAS No. 143 been in effect on the dates the obligations were incurred. The Company's asset retirement obligations relate to the cable systems. The estimation of the fair value of asset retirement obligations requires the significant use of estimates regarding the amounts and timing of expected cash flows. The fair value of the asset retirement obligations was calculated using the Company's weighted average cost of capital and assuming an expected time to retirement of 20 years for each section of the cable.

    Upon adoption of SFAS No. 143 as of October 9, 2002, the company recorded an asset retirement obligation of $4.7 million. For the period to December 31, 2002, the Company recognized $0.1 million of expense in depreciation to accrete the liability to $4.8 million as of December 31, 2002.

    If the Company had adopted SFAS No. 143 on January 1, 2001, it would have recorded a liability of $3.8 million. Accretion expense for the year ended December 31, 2001 and the period to October 8, 2002 would have been $0.5 million and $0.4 million, respectively. The liability as of December 31, 2001 would have been $4.3 million.

14.  ACCRUED LIABILITIES

    Accrued liabilities as of December 31 consisted of the following:

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
Accrued VAT committment.....................................     8,000            --
Other accruals..............................................    37,796        99,354
                                                               -------      --------
                                                               $45,796      $ 99,354
                                                               =======      ========

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

15.  LONG-TERM DEBT

    The Group's long-term debt comprises the following:

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
Short-term debt
  11 5/8% Senior Notes, due 2010, interest payable
    semi-annually, (2001-net of unamortized discount of
    $9,662).................................................   $    --    $  556,078
  7% Secured note (FNAL Note)...............................     6,000            --
  Other notes...............................................     3,517            --
                                                               -------    ----------
                                                               $ 9,517    $  556,078
                                                               -------    ----------

Long-term debt
  Senior secured notes Series A, interest variable between
    6.67% and 8%, due 2005, interest payable
    semi-annually...........................................    38,740            --
  Senior secured notes Series B, interest variable between
    10% and 11%, due 2004, interest payable semi-annually...     4,000            --
  Senior secured notes Series C, interest variable between
    10% and 11%, due 2004, interest payable semi-annually...     1,250            --
  7% Secured note (FNAL Note)...............................    21,352            --
  Other notes...............................................     2,569            --
  Bank credit facilities....................................        --    $  341,500
  8 1/4% Senior Notes, due 2008, interest payable
    semi-annually, (2001 -- net of unamortized discount of
    $3,547).................................................        --    $  426,453
                                                               -------    ----------
                                                               $67,911    $  767,953
                                                               -------    ----------
                                                               $77,428    $1,324,031
                                                               =======    ==========

    On March 17, 2000, Predecessor completed a sale of 11 5/8% Senior Notes due 2010 in the United States and Europe, raising net proceeds of $576.6 million. As of the Effective Date, these notes were cancelled and the holders of these notes received $245 million in cash, a $45 million promissory note (callable by the Company at $30 million for 18 months) and 5% of the common stock of the Company.

    FLAG Limited had $430.0 million 8 1/4% senior notes repayable at par in 2008. As of the Effective Date, these notes were redeemed and the holders of these notes received approximately 63% of the common stock of the Company.

    FLAG Atlantic Limited had a term loan of $253.0 million prior to emergence from chapter 11. As of the Effective Date, FLAG Atlantic Limited's creditors received approximately 26% of the common stock of the Company and the loan was thereby discharged. FLAG Atlantic Limited has since then been in liquidation under Bermudan law, pursuant to the Plan.

    Prior to the Effective Date, Predecessor had outstanding 11 5/8% Senior Dollar Notes due 2010 in the aggregate principal amount of $300 million and 11 5/8% Senior Euro Notes due 2010 in the aggregate principal amount of E300 million. In addition, prior to the Effective Date, FLAG Limited had outstanding 8 1/4% Notes due 2008 in the aggregate principal amount of $430 million. On the Effective Date and pursuant to the Plan, these notes were exchanged in favor of new notes, cash and

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

15.  LONG-TERM DEBT (CONTINUED)
common shares, and subsequently discharged. See "Legal Proceedings" for a more detailed discussion of the Plan and these transactions

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

    The Series B Note is cross-defaulted with both the Series A Notes and the Series C Note. The Series B Note is secured by liens on the same assets as the Series A Notes and ranks PARI PASSU in priority and right of payment with the Series A Notes and the Series C Note. Upon the payment by us

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

15.  LONG-TERM DEBT (CONTINUED)
of $5 million of the original principal amount of the Series A Notes, the liens securing the Series B Note will be cancelled and released.

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

    INDENTURE FOR SERIES A, B AND C NOTES

    The Series A Notes, the Series B Note and the Series C Note are each governed by an Indenture, dated as of October 9, 2002, between FLAG Telecom and The Bank of New York, as indenture trustee. We are prohibited from retiring any debt prior to its scheduled maturity, other than the Series A, B and C Notes, non-recourse debt, and intercompany debt. Therefore, we cannot retire the FNAL Note (see below) without the consent of the Series A, B and C Noteholders. However, the FNAL Note and other indebtedness does not prevent us from repurchasing the Series A, B and C Notes.

    Furthermore, any payment of dividends would be restricted by the terms of the Indenture between FLAG Telecom and the Bank of New York, as Indenture Trustee, dated October 9, 2002. The Indenture provides that any dividend or distribution paid pursuant to the provisions of the Security and Pledge Agreement, also with the Bank of New York, as Collateral Trustee, dated
October 9, 2002, shall be paid to the Bank of New York and such dividend or distribution paid will be used to redeem the Series A, B & C Notes on a pro rata basis. Any and all dividends and interest paid or payable in case in respect of any Security Collateral (i.e. Pledged Stock, Pledged Notes, additional shares of Capital Stock and additional indebtedness from time to time) in connection with a partial or total liquidation or dissolution or in connection with a reduction of capital surplus or paid-in-surplus, and cash paid, payable or otherwise distributed in respect of principal of, or redemption of, or in exchange for, any Security Collateral, shall be forthwith delivered to the Collateral Trustee to be held as Security Collateral.

    Pursuant to the terms of the Indenture, each of our subsidiaries other than FLAG Telecom Korea Limited, Seoul Telenet, Inc. and FLAG Telecom Switzerland Network AG has granted a guarantee of the full and punctual payment of principal, premium and interest of each of the Series A, B and C Notes and all other obligations of the Company under the Notes.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

15.  LONG-TERM DEBT (CONTINUED)
    We also entered into a Security and Pledge Agreement, dated as of October 9, 2002, with The Bank of New York, as collateral trustee, under which we have pledged and granted a security interest in substantially all of our current and future assets to secure the payment of all the Series A Notes, the Series B Note and the Series C Note.

    OTHER INDEBTEDNESS

    In addition to the notes described above, we, and/or certain of our subsidiaries, issued several promissory notes to trade creditors in connection with the Plan. In particular, on May 16, 2002, FLAG Asia Limited issued a promissory note (the "FNAL Note") to a trade creditor in the principal amount of $27.4 million. The FNAL Note is secured by certain assets of FLAG Asia Limited, including one fiber pair and related equipment and rights on FNAL, and guaranteed by FLAG Telecom. The guarantee issued by FLAG Telecom to the holder and the collateral agent of the FNAL Note provides that, for the term of the FNAL Note, FLAG Telecom will guarantee the payment and performance of the FNAL Note until the date on which the note is paid in full. As a result, FLAG Telecom is obligated fully and to the same extent as FLAG Asia Limited for the full amount of the FNAL Note until it is paid in full. The FNAL Note bears an interest rate of 7% per annum payable quarterly in arrears commencing on the Effective Date. Of the principal amount, $6 million is due and payable on September 30, 2003, $6.9 million is due and payable on September 30, 2004 and the remaining principal is due and payable on September 30, 2005.

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

    Also on the Effective Date, FLAG Asia Limited issued an unsecured promissory note to another trade creditor, in the principal amount of $1 million with an 18 month term and 7% interest payable monthly, maturing on 25 March, 2004.

    On the Effective Date, we also issued an unsecured note to another trade creditor of $3.42 million, repayable in 12 equal monthly installments. This note is not interest bearing.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

15.  LONG-TERM DEBT (CONTINUED)
    As at December 31, 2002, contractual maturities of the Group's indebtedness, excluding interest, were as follows:

YEAR ENDING DECEMBER 31,                                       TOTAL
------------------------                                      --------
2003........................................................  $ 9,517

2004........................................................   14,741

2005........................................................   59,429

2006........................................................       --

2007........................................................       --

Thereafter..................................................       --
                                                              -------

Total.......................................................  $83,687
                                                              =======

DEBT COVENANTS

    We review the covenants of our debt instruments on a monthly basis to ensure compliance, and to enable the Chief Financial Officer to make the certifications regarding these covenants that are required by certain of these instruments.

    The major covenants can be categorized as follows:

    Operational Covenants

    - No incurrence of additional Indebtedness

    - Conduct of business

    - Restrictions on payments and investments

    - Restrictions on transactions with affiliates

    - Record keeping required

    - Compliance with laws and payment of taxes

    Perfection and dealings with creditors and creditors' agents

    - Payment of principal and interest

    - Perfection of security interests

    - Reporting to trustees and bondholders

    Structural Covenants

    - Corporate existence

    - Maintenance, retention and insurance of assets

    - No creation of additional liens

Currently, we are of the opinion that we are in compliance with the covenants contained in all of our debt instruments.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

16.  SHAREHOLDER'S EQUITY

    PREDECESSOR

    On February 26, 1999, FLAG Limited's shareholders other than Bell Atlantic Network Systems exchanged all their common shares in FLAG Limited for common shares in Predecessor. Bell Atlantic Network Systems, however, exchanged only a limited portion of its common shares in FLAG Limited for 3,666,155 common shares in Predecessor. At the same time, Bell Atlantic Network Systems and Predecessor entered into an Exchange Agreement and Plan of Reorganization providing that Bell Atlantic Network System's remaining common shares in FLAG Limited would be exchanged for common shares in Predecessor in the event that, prior to February 26, 2002, Bell Atlantic received certain regulatory approvals from the Federal Communications Commission allowing Bell Atlantic to offer long distance service. Such regulatory approvals were obtained and Bell Atlantic exchanged its remaining common shares in FLAG Limited for 36,256,121 common shares in the Predecessor on January 4, 2000.

    On February 16, 2000 the Predecessor completed an initial public offering
(IPO) of 27,964,000 common shares at $24 per share. The Predecessor received $634,499 in net proceeds from that offering.

    SUCCESSOR

    The Successor's authorized capital stock consists of 3,000,000 common shares and no preferred shares. As of the Effective Date, there were 2,000,000 common shares issued and outstanding. Successor has reserved 222,222 common shares to be issued pursuant to its 2002 Stock Incentive Plan. The holders of common shares (the "Shareholders") are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. The Shareholders are entitled to receive ratably such dividends as may be declared by the Company's Board of Directors (the "Board") out of the funds legally available for payment of dividends. Payment of dividends is restricted by the terms of an indenture between Successor and The Bank of New York, as indenture trustee, dated
October 9, 2002. In the event of a liquidation, dissolution or winding up of the Company, the Shareholders will be entitled to share ratably in all assets remaining after payment of liabilities. The Shareholders have no preemptive, subscription, redemption or conversion rights. All of the outstanding common shares are validly issued, fully paid and non-assessable.

17.  STOCK OPTIONS

    As at December 31, 2001, Predecessor had 11,224,210 options outstanding. Pursuant to the Plan, all outstanding Predecessor common stock and stock options were cancelled on the Effective Date. The historical stock option disclosures have therefore been excluded from the financial statements due to the immateriality of the number of options and pro forma compensation expense.

    In connection with the Plan, the Company established the 2002 Stock Incentive Plan and reserved 222,222 common shares to be issued to employees. No shares were issued in 2002 pursuant to the Incentive Plan. As at June 15, 2003, options to acquire 198,525 common shares were outstanding under the Incentive Plan.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

18.  ACCUMULATED OTHER COMPREHENSIVE INCOME

    The Group's components of accumulated other comprehensive income is presented below:

                                                                  CUMULATIVE
                                                      FOREIGN     EFFECT OF     CHANGE IN
                                                     CURRENCY     CHANGE IN    FAIR MARKET
                                                    TRANSLATION   ACCOUNTING    VALUE OF
                                                    ADJUSTMENTS     POLICY     DERIVATIVES    TOTAL
                                                    -----------   ----------   -----------   --------
Predecessor
Balance at December 31, 2000 (Restated)...........     $3,426        $  --        $ --        $3,426
Balance at December 31, 2001 (Restated)...........     $5,196        $(526)       $584        $5,254
Successor
Balance at December 31, 2002......................     $4,720        $  --        $ --        $4,720

19.  EARNINGS PER SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the period from October 9, 2002 to December 31, 2002, the period from January 1 to October 8, 2002, and the years ended December 31, 2001 and 2000 presented, no outstanding stock options have been included in the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

                                              SUCCESSOR        PREDECESSOR
                                               COMPANY           COMPANY
                                             PERIOD FROM       PERIOD FROM
                                            INCORPORATION     JANUARY 1 TO    PREDECESSOR   PREDECESSOR
                                           TO DECEMBER 31,     OCTOBER 8,       COMPANY       COMPANY
                                                 2002             2002           2001          2000
                                           ----------------   -------------   -----------   -----------
Net loss as reported.....................       N/A               N/A         $  (582,990)  $   (89,466)
Basic and diluted EPS....................       N/A               N/A         $     (4.34)  $     (0.68)
Cumulative effect of change of accounting
  principle..............................       N/A               N/A               (0.01)           --
Basic and diluted EPS....................       N/A               N/A         $     (4.35)  $     (0.68)
Weighted average common shares
  outstanding............................       N/A               N/A         134,122,061   130,763,607
                                              ==========       ===========    ===========   ===========
Net loss as restated (See Note 4)........     $  (36,847)      $  (358,589)   $  (603,549)  $   (95,621)
Basic and diluted EPS....................                      $     (2.66)   $     (4.49)  $     (0.73)
Cumulative effect of change in accounting
  principle..............................             --             (0.01)         (0.01)           --
Basic and diluted EPS....................     $   (18.42)      $     (2.67)   $     (4.50)  $     (0.73)
Weighted average common shares
  outstanding............................      2,000,000       134,139,046    134,122,061   130,763,607
                                              ==========       ===========    ===========   ===========
Pro forma basic and diluted EPS *........       N/A            $   (179.29)   $   (301.77)  $    (47.81)
Pro forma weighted average common shares
  outstanding -- Successor...............       N/A              2,000,000      2,000,000     2,000,000
                                              ==========       ===========    ===========   ===========

* The pro forma information has been provided to disclose the impact of the share structure of the Successor assuming the shares had been outstanding in the entire period.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

20.  FINANCIAL INSTRUMENTS

    The notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Group's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

    Predecessor's interest rate collars were accounted for as effective cash flow hedges and, accordingly, upon adoption of SFAS No. 133 on January 1, 2001, their fair values were recorded as liabilities in the balance sheet, with the corresponding effect of adoption recorded directly to accumulated other comprehensive income. The interest rate collars were terminated by the counter-party on April 30, 2002, resulting in a gain of $194, which was included in the other comprehensive income balance in the shareholder's equity of the Predecessor.

    Predecessor's cross currency swap held at January 1, 2001 was not designated as an accounting hedge; consequently, upon the adoption of SFAS No. 133, the swap was recorded in the balance sheet at fair value, and Predecessor's underlying economically hedged Euro-denominated debt was recorded at current foreign currency rates. The resulting adjustment of $1.3 million was recorded as the cumulative effect of adoption of SFAS No.133. This swap agreement was terminated by the counter-party on April 15, 2002, resulting in a loss of $6.5 million, which was included in the foreign currency loss in the income statement of Predecessor.

    The following summarizes the Company's financial instruments:

Senior Secured Notes Series A.............  The carrying amount of the Senior Secured Notes Series A is based on the fair value of the Notes.

Senior Secured Notes Series B.............  The carrying amount of the Senior Secured Notes Series B is based on the repayment value of the Notes. The
                                            carrying value approximates the fair value of these
                                            notes.

Senior Secured Notes Series C.............  The carrying amount of the Senior Secured Notes Series C is based on the repayment value of the Notes. The
                                            carrying value approximates the fair value of these
                                            notes.

7% Secured Note (FNAL Note)...............  The carrying amount of the Secured Note is the repayment value of the Note. The carrying value approximates the
                                            fair value of these notes.

Other Notes...............................  The carrying amount of the Other Notes is the repayment value of the Notes. The carrying value approximates the
                                            fair value of these notes.

8 1/4% Senior Notes.......................  The carrying amount of the 8 1/4% Senior Notes is the net proceeds of the Senior Notes issue. The fair value
                                            is based on the market price of the Senior Notes at
                                            December 31, 2001.

11 5/8% Senior Notes......................  The carrying amount of the 11 5/8% Senior Notes is the net proceeds of the Senior Notes issue. The fair value
                                            is based on the market price of the Senior Notes at
                                            December 31, 2001.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

20.  FINANCIAL INSTRUMENTS (CONTINUED)

Long-term debt............................  The carrying amount of the long-term debt is the proceeds drawn under the available credit facilities.
                                            The debt is subject to variable interest rates, and
                                            therefore, in management's opinion, the carrying amount
                                            approximates the fair value of the long-term debt.

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

Cross currency swaps......................  The cross currency swap agreement, by its nature, has not previously had a carrying value. The fair value is
                                            estimated using an option pricing model and values the
                                            changes in interest rates and foreign exchange rates
                                            since inception, and the potential for future changes
                                            over the remaining term. Since the adoption of SFAS No.
                                            133 "Accounting for Derivative Instruments and Hedging
                                            Activities" on January 1, 2001, the calculated fair
                                            value is accounted for in the financial statements and
                                            reflected as the carrying value.

Cash and restricted cash..................  Due to the nature of this asset, carrying value approximates fair value.

    A fair value exercise on the Group's financial instruments was performed in 2001. Swaps and collars were marked to market based on valuations obtained from respective counter-parties.

    In 2002, the carrying value of the financial instruments, which is the Company's debt, approximated fair value.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

20.  FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the carrying amounts and fair values of the Group's financial instruments as of December 31, 2002 and 2001:

                                                  PRINCIPAL/     2002                  PRINCIPAL/     2001
                                                   NOTIONAL    CARRYING                 NOTIONAL    CARRYING
                                                    AMOUNT      AMOUNT    FAIR VALUE     AMOUNT      AMOUNT    FAIR VALUE
                                                  ----------   --------   ----------   ----------   --------   ----------
Senior Secured Notes Series A...................    $45,000    $38,740     $ 38,740     $     --    $     --    $     --
Senior Secured Notes Series B...................      4,000      4,000        4,000
Senior Secured Notes Series C...................      1,250      1,250        1,250
7% Secured Note (FNAL Note).....................     27,352     27,352       27,352           --          --          --
Other Notes.....................................      6,656      6,086        6,086           --          --          --
8 1/4% Senior Notes.............................         --         --           --      430,000     426,453     292,400
11 5/8% Senior Notes--US$.......................         --         --           --      300,000     295,072     126,000
11 5/8% Senior Notes--Euro......................         --         --           --      288,540     261,006     111,611
Long-term debt..................................         --         --           --      341,500     341,500     341,500
Interest rate collar............................         --         --           --       20,000         376         376
Interest rate swap..............................         --         --           --      260,000        (244)       (244)
Interest rate swap..............................         --         --           --       89,200        (188)       (188)
Cross currency swap.............................    $    --    $    --     $     --     $268,980    $ (7,226)   $ (7,226)

21.  TAXES

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

    The provision for income taxes, which consists entirely of taxes payable to foreign governments outside Bermuda, is comprised of the following:

                                                  SUCCESSOR   PREDECESSOR   PREDECESSOR   PREDECESSOR
                                                    2002         2002          2001          2000
                                                  ---------   -----------   -----------   -----------
Current charge/(credit).........................    $635        $(1,546)      $10,782       $1,419
Deferred charge/(credit)........................      17         (2,241)       (3,380)        (323)
                                                    ----        -------       -------       ------
                                                    $652        $(3,787)      $ 7,402       $1,096
                                                    ====        =======       =======       ======

    The tax charge has increased from $1.1 million for 2000 to $7.4 million for 2001 primarily as a result of provisions being made during 2001 for potential tax liabilities in a number of jurisdictions. The tax credit for the period from January 1, 2002 to October 9, 2002 was $3.8 million. The tax charge for the period from October 10, 2002 to December 31, 2002 was $0.7 million. The movement from a tax charge for 2001 of $7.4 million to an overall tax credit, on a combined basis, for 2002 of $3.1 million arises because certain provisions made in 2001 were not required in 2002, and from the release of certain of the 2001 provisions as certain liabilities are now not expected to crystallize.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

21.  TAXES (CONTINUED)
    The increase in the balance sheet current tax liability from $4.5 million at December 31, 2000 to $13.7 million at December 31, 2001 arose primarily as a result of provisions referred to above being made. The balance sheet current tax liability decreased from $13.7 million at December 31, 2001 to $10.9 million at December 31, 2002 primarily as a result of the provision release referred to above.

    Deferred tax liabilities arise principally because revenues from certain capacity sales entered into prior to July 1, 1999 were recognized in accordance with FLAG's accounting policies applicable at that time (up front revenue recognition on sale type leases), in advance of when they are recognized for tax purposes in certain jurisdictions.

                                                                2002        2001
                                                              ---------   --------
Capacity sales revenues net of commissions deferred for tax
  purposes..................................................  $   6,772   $ 15,377
Other.......................................................         79     (3,773)
                                                              ---------   --------
Deferred tax liability......................................      6,851     11,604
Fixed assets including impact of asset impairments..........   (118,174)   (73,035)
Operating losses carried forward (majority of which expire
  between 5 and 20 years)...................................    (11,198)    (8,104)
Less valuation allowances...................................    122,600     69,496
                                                              ---------   --------
Total deferred tax (asset)/liability........................  $      79   $    (39)
                                                              =========   ========

    SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $122.6 million valuation allowance as at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

    The comparative numbers disclosure for 2001 has been restated to reflect the effect of deferred tax in relation to the impairment of the FA-1 cable system at 31 December 2001. The figure for operating losses for 2001 was $2.9 million but has been restated to $8.1 million as the tax position for certain entities has been determined with additional information since the filing of the 10-K for 2001. Since in management's opinion the deferred tax asset arising from the impairment and the losses should be fully offset by a valuation allowance, there is no impact on the net deferred tax liability for the year ended 31
December 2001.

    As Bermuda does not impose an income tax, the statutory amount of tax is zero. The provision for income taxes for the years ended December 31, 2002 and 2001, results in an effective tax charge/ (credit) that differs from the Bermuda tax charge as follows:

                                                             9 MONTHS
                                               3 MONTHS TO      TO
                                                DEC 2002     OCT 2002      2001       2000
                                               -----------   ---------   --------   --------
Statutory Bermuda tax charge.................      $ --       $    --    $    --     $   --
Current foreign taxes........................       635        (1,546)    10,782      1,419
Deferred and other taxes.....................        17        (2,241)    (3,380)      (323)
                                                   ----       -------    -------     ------
Effective tax charge/(credit)................      $652       $(3,787)   $ 7,402     $1,096
                                                   ====       =======    =======     ======

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

21.  TAXES (CONTINUED)
    The reorganization that took place as part of the chapter 11 process is not expected to have a material adverse impact on the tax position of the Company by increasing tax liabilities or by reducing or extinguishing tax assets.

    The discharge of the debt in accordance with the Plan is not expected to have a material impact on the taxation of the Group, as the debt was held by group entities located in Bermuda.

    Certain losses arising in foreign jurisdictions are expected to continue to be available to the Group after the reorganization, though their use may be subject to some restrictions in the US and elsewhere.

22.  RELATED PARTY TRANSACTIONS

    The following summarizes the transactions entered into by Successor and Predecessor with all known related parties:

AGREEMENT WITH SPAGNOLO GROUP LP

    On October 10, 2002, we entered into an agreement with Spagnolo Group LP, pursuant to which Mr. Mark Spagnolo acted as our Interim Chief Executive Officer during the period from October 10, 2002 to February 28, 2003 and received $80 per month for the term of the agreement. The term of the agreement was for the lesser of six months from the Effective Date or until a new Chief Executive Officer was retained. Patrick Gallagher was retained as our Chief Executive Officer as of March 1, 2003 and, accordingly, this agreement was terminated as of February 28, 2003.

AGREEMENTS WITH VERIZON

    Verizon Communications Inc. ("Verizon") is the ultimate parent of a controlled subsidiary Verizon International Holdings Ltd., which directly owned 18.6% of the common shares of Predecessor prior to the Effective Date. As of the Effective Date, Verizon did not hold any of our common shares. We entered into the following four agreements with subsidiaries of Verizon throughout 2001, all of which have been renegotiated as a result of the liquidation of KPNQwest:

NETWORK ALLIANCE AGREEMENT

    On April 3, 2001, FLAG Telecom Ireland Network Limited ("FTINL"), a subsidiary of the Company, entered into a Network Alliance Agreement with Verizon Global Solutions Holdings II Ltd. ("VGS") under which both parties agreed to create a network alliance to develop a European network. FTINL and its affiliates will have the right to acquire from VGS capacity on this European network on an indefeasible right of use ("IRU") basis. FTINL paid VGS
$35.6 million for such IRU over the European network and agreed to pay annual operating and maintenance fees. The annual operating and maintenance fees consist of $1.78 million paid in years one up to and including year five of the IRU, $1.068 million paid in years six to ten, and $712 paid in years eleven to fifteen. This agreement was terminated in May 2003 and is no longer in force.

COLLOCATION AGREEMENT

    On April 4, 2001, FLAG Atlantic UK Limited and FLAG Atlantic France Sarl, both subsidiaries of the Company (collectively "FLAG Atlantic"), entered into a Collocation Agreement with Verizon

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

22.  RELATED PARTY TRANSACTIONS (CONTINUED)
Global Solutions U.K. Ltd. and Verizon Global Solutions France SAS (collectively "Verizon UK/ France") under which FLAG Atlantic agreed to license to Verizon UK/France co-location space in FA-1 PoPs in both London and Paris. Verizon UK/France agreed to pay approximately $15.5 million for the license in the UK and approximately $6.1 million for the license in France. The space has been used by VGS to create the London and Paris PoPs for its European network, which will provide capacity to subsidiaries of the Company under the Network Alliance Agreement referred to above. This agreement is still in force.

RE-SALE AND PURCHASE AGREEMENT

    On April 3, 2001, FTINL and FLAG Telecom Global Networks Limited ("FTGNL"), both subsidiaries of the Company, entered into a Re-Sale and Purchase Agreement with VGS under which VGS agreed to purchase for $17.6 million approximately 30% of the dark fiber pairs and co-location facilities located on the KPNQwest Services UK Limited ("KPNQwest") EuroRings Network. The fiber pairs and co-location facilities were originally purchased pursuant to a Dark Fiber IRU and Collocation Facilities Agreement, dated February 28, 2001, among FTINL, FTGNL and KPNQwest (the "KPNQwest Agreement"). This agreement was terminated in May 2003 and is no longer in force.

TRI-PARTITE AGREEMENT

    On April 3, 2001, FTGNL, KPNQwest and VGS entered into a Tri-Partite Agreement under which FTGNL assigned all of its rights, title, interest and obligations under the KPNQwest Agreement to VGS and KPNQwest acknowledged and consented to such assignment. This agreement was terminated in May 2003 and is no longer in force.

MARINE MAINTENANCE SERVICE AGREEMENT WITH TGN

    TGN Holdings Ltd. ("TGN") directly owned 11.2% of the common shares of Predecessor prior to the Effective Date. As of the Effective Date, TGN did not hold any common shares of the Company. On June 1, 2001, FLAG Atlantic Limited ("FAL"), a subsidiary of Predecessor, entered into a Marine Maintenance Service Agreement with TyCom Contracting Limited ("TyCom"), an affiliate of TGN, under which TyCom agreed to provide certain marine maintenance services to Predecessor for our FA-1 undersea fiber-optic cable systems. FAL agreed to pay $6.9 million per annum for such services. Pursuant to a settlement agreement and release between FLAG Atlantic Limited and TyCo Contracting Limited (formerly TyCom Contracting Limited) ("TyCo") dated as of September 13, 2002 when we were in chapter 11, the fee we have to pay TyCo is reduced to $4.7 million per annum plus running charges. The earliest date on which we could withdraw from this contract is also amended to May 1, 2004.

AGREEMENT WITH ADNAN OMAR

    On December 10, 2001, Predecessor entered into an agreement with Mr. Adnan Omar, a director on Predecessor's board, pursuant to which Mr. Omar was appointed President of FLAG Telecom Development Services Company LLC, a subsidiary of the Company in Egypt. The agreement was for a fixed two-year term under which Mr. Omar was entitled to a monthly payment of $30. On October 31, 2002, the Company entered into a Termination Agreement with Mr. Adnan Omar.
Mr. Omar was paid a severance payment of $610 pursuant to this agreement.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

22.  RELATED PARTY TRANSACTIONS (CONTINUED)
AGREEMENTS WITH TRADE CREDITORS

    We have three trade creditors who also hold certain portions of our debt and share capital as at December 31, 2002. Those debt balances are $33.4 million. Interest in the amount of $0.5 million has been paid in the period from October 9, 2002 to December 31, 2002.

23.  LEGAL PROCEEDINGS

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

    The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not name Predecessor as a defendant, but it does name FLAG Telecom. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

    As we, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be by the insurance company. No provision for these liabilities has been made in our financial statements.

    Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. In the meantime, the insurers have confirmed the existence of the D&O policies.

    RESOLUTION OF PSINET ACTION

    FLAG Atlantic Limited and FLAG Atlantic USA Limited were defendants in litigation filed by PSINet, Inc. and its related affiliates and subsidiaries ("PSINet"). On May 31, 2001, PSINet initiated chapter 11 bankruptcy proceedings in the United States Bankruptcy Court in the Southern District of New York. Pursuant to those proceedings, PSINet commenced litigation against FLAG Atlantic Limited

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

23.  LEGAL PROCEEDINGS (CONTINUED)
and FLAG Atlantic USA Limited to recover an alleged preference payment under the Bankruptcy Code. Prior to PSINet filing for bankruptcy, FLAG Atlantic Limited and FLAG Atlantic USA Limited entered into a Capacity Right of Use Agreement with three affiliated PSINet entities. After PSINet defaulted on payments due on that agreement, on or about March 20, 2001, the parties entered into a Restated Capacity Right of Use Agreement, amended the capacity, amended the term and PSINet paid FLAG Atlantic Limited and FLAG Atlantic USA Limited $23.8 million. PSINet claimed that this payment could be avoided as a preference because it was made within 90 days of PSINet's bankruptcy, was on account of a prior debt and allowed FLAG Telecom, as a creditor of PSINet, to recover more than it would have if the payment had not occurred and it instead filed a claim in PSINet's bankruptcy. PSINet alleged that it was entitled to recover the amount of the payment, together with interest. FLAG Telecom filed an answer to the complaint in which it denied the allegations of the complaint and asserted several affirmative defenses. Because of Predecessor's own bankruptcy proceedings, PSINet's action was stayed. The PSINet action was settled in connection with the Plan and no further payments were made.

    RESOLUTION OF SOGETREL ACTION

    On July 15, 2002, Sogetrel, a company domiciled and doing business in France, commenced litigation against the French subsidiary of FLAG Atlantic Limited and FLAG Atlantic France SARL, for alleged unpaid invoices. The amount of the claim was approximately E6,689,374. The claim was the subject of a motion for summary judgment, which was dismissed on March 27, 2002. In December 2002, the Sogetrel action was settled in an amount of E2,096,647.

    RESOLUTION OF EMPLOYMENT DISPUTE

    FLAG Limited was involved in a dispute with two former employees, Messrs. Reda and Jalil, which centered on the lawfulness of the termination of their employment contracts and the sums payable in that termination. The Court of Appeal of Bermuda ruled on this issue in our favor. Messrs. Reda and Jalil subsequently appealed to the Privy Council in the United Kingdom and the hearing took place on April 16-18, 2002. The Privy Council ruled on this issue in FLAG Telecom's favor on July 11, 2002. The only issue remaining in the case is that of the amounts payable to Messrs. Reda and Jalil in respect of their lawful termination. FLAG Telecom paid L1,691 into an escrow account in Bermuda in October 2000. In 1999, Reda and Jalil received the sum of $855 which was paid into Court. In October 2000, a further sum of $501 was paid to them out of the escrow account. After the Privy Council decision another $558 was paid out of the escrow. The remaining money in the escrow account was distributed to FLAG Telecom, part of which was used to pay the costs incurred in the Court of Appeal and the Privy Council.

    OTHER

    We have received third party subpoenas from the SEC seeking documents in connection with the SEC's investigations of both Global Crossing and KPNQwest. We intend to cooperate fully with the SEC's request for such documents.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

23.  LEGAL PROCEEDINGS (CONTINUED)

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, with the exception of the disputes described above, the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

24.  NON-MONETARY TRANSACTIONS

    During 2001, we entered into three transactions wherein we provided capacity in exchange for facilities and construction of landing station at approximately the same time. In accordance with Accounting Principle Board's Opinion 29, since, these are not reciprocal transfers of similar productive assets, we recorded the transactions as prepaid assets or construction work in progress and deferred revenues at fair values totaling $8.2 million. Since the capacity exchanged was not activated, no revenues were recorded.

25.  COMMITMENTS AND CONTINGENCIES

    As part of the settlement, the Company agreed with one of its trade creditors to pay $8 million if it recovered E16 million from the French authorities in respect of its VAT claim. This amount of $8 million was to be discharged in cash of $4 million and an unsecured promissory note of $4 million. This note is to have an 18-month term and 7% interest. If the Company does not recover the entire amount, it has the right to pay 57 per cent of the amount recovered equally in cash and in a note payable. The Company believes it will recover the full VAT reclaim and has recorded an accrued liability of $8 million in respect of the commitment.

    During 1997, Predecessor entered into an operations contract for the FLAG Network Operations Center (the "FNOC") with one of the landing parties on the FLAG Europe-Asia cable system. The terms of the contract require the landing party to provide a permanent facility in which to locate the FNOC along with qualified personnel and additional support as required to assist in the operations of the FNOC. This is an ongoing commitment. In exchange for the services provided under the contract, the Company is currently committed to compensate the landing party with $243 as an annual fixed charge for rent of the premises where the FNOC is located, subject to review in future years. Costs incurred by the landing party to provide qualified personnel and additional support is to be reimbursed by FLAG Limited on a "cost plus" basis.

    The Group has entered into lease agreements for the rental of office space. Rent expense of $1,325, $5,563, $6,107 and $1,959 was recorded for the period from October 9, 2002 to December 31, 2002, for the period from January 1, 2002 to October 8, 2002 and for the years ended December 31, 2001 and 2000, respectively. The Group is also committed to make payments under various standby

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

25. COMMITMENTS AND CONTINGENCIES (CONTINUED) maintenance agreements for the cable systems currently in use. Estimated future minimum payments under the leases and standby maintenance agreements are as follows:

                                                         STANDBY      OFFICE
                                                       MAINTENANCE    SPACE      TOTAL
                                                       -----------   --------   --------
2003.................................................    $28,305     $ 3,642    $ 31,947

2004.................................................     18,929       3,468      22,397

2005.................................................     11,850       2,697      14,547

2006.................................................     10,305       2,652      12,957

2007.................................................     10,441       2,652      13,093

Thereafter...........................................     18,549      28,433      46,982
                                                         -------     -------    --------

                                                         $98,379     $43,544    $141,923
                                                         =======     =======    ========

    The estimated future payments under the standby maintenance agreements are based on a number of assumptions, including, among other things, the proportion of the total cable system capacity sold at any point in time and the number of other cable systems serviced under the agreement.

    The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases. At December 31, 2002, future minimum payments under these capital leases are as follows (in thousands) and are included in other current liabilities and other deferred liabilities in the accompanying consolidated balance sheet:

                                                               PROPERTY AND
                                                              EQUIPMENT HELD
                                                               UNDER CAPITAL
                                                                  LEASES
                                                              ---------------
2003........................................................       $273

2004........................................................         --

2005........................................................         --

2006........................................................         --

2007........................................................         --

Thereafter..................................................         --
                                                                   ----

Total.......................................................       $273
                                                                   ====

    Capital expenditure contracted but not provided for as at December 31, 2002 amounted to approximately $5,174 in relation to the construction of our global network.

26.  SEGMENT REPORTING

    Predecessor has historically reported its segmental disclosures in its two primary operational areas: Capacity and Operations and Network Services. The Company has changed the way it has managed its

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

26.  SEGMENT REPORTING (CONTINUED)
business. Although our sales and marketing function is structured geographically, we sell the full range of our products and services across the global network. The Successor evaluates the performance of one segment, the global network. The prior period segment disclosures have been restated.

    As described in Note 2--Basis of Presentation and Fresh Start Accounting, the Company adopted fresh start accounting at the Effective Date. Accordingly, the segment information of the Successor and Predecessor is not comparable.

    No individual customer accounted for greater than 10% of revenues.

    The revenue generated by geographic location of customers is as follows:

                                             SUCCESSOR     PREDECESSOR    PREDECESSOR     PREDECESSOR
                                             PERIOD TO      PERIOD TO       YEAR TO         YEAR TO
                                           DECEMBER 31,    OCTOBER 8,    DECEMBER 31,    DECEMBER 31,
REVENUE:                                       2002           2002           2001            2000
--------                                   -------------   -----------   -------------   -------------
North America............................     $ 3,093       $ 75,169        $ 49,885        $ 19,000
Europe...................................       2,743         27,789          53,117          23,293
Middle East..............................       1,273         24,033          17,487          26,328
Asia.....................................       5,038         50,943          43,120          31,641
                                              -------       --------        --------        --------
Total geographic revenue.................      12,147        177,934         163,609         100,262
Amortization of performance obligations
  under long-term contracts..............       9,857             --              --              --
                                              -------       --------        --------        --------
Consolidated Revenue.....................     $22,004       $177,934        $163,609        $100,262
                                              =======       ========        ========        ========

    No assets are located in the Company's country of domicile. All network assets are located across geographic borders, therefore it is impractical to disclose assets by geographic location.

27.  UNAUDITED SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Due to the adoption of fresh start accounting as of October 9, 2002, Successor's post-fresh start balance sheet; statement of operations; statement of comprehensive income; statement of shareholders' equity and statement of cash flows have not been prepared on a consistent basis with, and are generally not comparable to, those of Predecessor. Prior to the application of fresh start accounting, in accordance with SOP 90-7, Successor's balance sheet; statement of operations; statement of comprehensive income; statement of shareholders' equity and statement of cash flows have been presented separately from those of Predecessor.

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

27.  UNAUDITED SUPPLEMENTARY DATA (CONTINUED)
    The following table presents selected unaudited operating results of Predecessor for 2001, three quarters ended September 30, 2002, and the period from October 1 through October 8, 2002, and selected unaudited operating results of Successor for the period from October 9, through December 31, 2002.

                                                     PREDECESSOR                             SUCCESSOR
                             -----------------------------------------------------------   -------------
                                                                             OCTOBER 1,     OCTOBER 9,
                                                                              2002 TO         2002 TO
                                                SECOND                       OCTOBER 8,    DECEMBER 31,
                             FIRST QUARTER     QUARTER      THIRD QUARTER       2002           2002            YEAR
                             -------------   ------------   -------------   ------------   -------------   ------------
                              (RESTATED)
2002
Net sales..................  $     53,523    $     62,756   $      56,419   $      5,236   $     22,004    $    199,938
Operating profit/(loss)....       (48,535)       (625,644)        (57,002)       433,585        (33,381)       (330,977)

Loss before cumulative
  effect of change in
  accounting principal.....       (80,377)       (656,110)        (51,567)       431,403        (36,847)       (393,498)
                             ------------    ------------   -------------   ------------   ------------    ------------
Net loss as restated.......  $    (80,377)   $   (656,110)  $     (51,567)  $    429,465   $    (36,847)   $   (395,436)
                             ------------    ------------   -------------   ------------   ------------    ------------
Net loss as reported.......  $    (74,060)            N/A             N/A            N/A            N/A             N/A
Net loss per share--as
  restated
  Net loss per share before
    cumulative effect of
    change in accounting
    principal..............  $      (0.60)   $      (4.89)  $       (0.38)  $       3.22   $     (18.42)
  Basic and diluted........  $      (0.60)   $      (4.89)  $       (0.38)  $       3.20   $     (18.42)
Net loss per share--as
  reported
  Net loss per share before
    cumulative effect of
    change in accounting
    principal..............  $      (0.55)            N/A             N/A            N/A            N/A             N/A
  Basic and diluted........  $      (0.55)            N/A             N/A            N/A            N/A             N/A
Weighted average common
  shares outstanding.......   134,139,046     134,139,046     134,139,046    134,139,046      2,000,000
                             ============    ============   =============   ============   ============

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

27.  UNAUDITED SUPPLEMENTARY DATA (CONTINUED)

                                                                   PREDECESSOR (RESTATED)
                                          -------------------------------------------------------------------------
                                                             SECOND         THIRD          FOURTH
                                          FIRST QUARTER     QUARTER        QUARTER        QUARTER          YEAR
                                          -------------   ------------   ------------   ------------   ------------
2001
Net sales...............................  $     31,887    $     33,521   $     49,288   $     48,913   $    163,609
Operating loss..........................       (15,538)        (29,125)       (70,153)      (406,589)      (521,385)
Loss before cumulative effect of change
  in accounting principal...............       (34,695)        (45,555)       (88,950)      (433,058)      (602,258)
                                          ------------    ------------   ------------   ------------   ------------
Net loss as restated....................       (35,986)        (45,555)       (88,950)      (433,058)      (603,549)
                                          ------------    ------------   ------------   ------------   ------------
Net loss as reported....................  $    (39,522)   $    (39,858)  $    (80,895)  $   (422,715)  $   (582,990)
                                          ------------    ------------   ------------   ------------   ------------
Net loss per share--as restated
  Net loss per share before cumulative
    effect of change in accounting
    principal...........................  $      (0.26)   $      (0.34)  $      (0.66)  $      (3.23)  $      (4.49)
  Basic and diluted.....................  $      (0.27)   $      (0.34)  $      (0.66)  $      (3.23)  $      (4.50)
Net loss per share--as reported
  Net loss per share before cumulative
    effect of change in accounting
    principal...........................  $      (0.29)   $      (0.30)  $      (0.60)  $      (3.15)  $      (4.34)
  Basic and diluted.....................  $      (0.29)   $      (0.30)  $      (0.60)  $      (3.15)  $      (4.35)

Weighted average common shares
  outstanding...........................   134,093,171     134,125,171    134,132,484    134,122,061    134,122,061
                                          ============    ============   ============   ============   ============

QUARTERLY EFFECTS OF RECIPROCALS & AUDIT ADJUSTMENTS

    As discussed in Note 4, Predecessor has restated its prior period financial statements. The following summarizes the impact of the adjustments:

    For the first quarter of 2001 the net loss was reduced by $3.5 million primarily as a result of additional revenue of $2.9 million recognized on contracts entered into prior to 2000 and $0.3 million due to reciprocal restatements.

    For the second quarter of 2001, the net loss was increased by $5.7 million. Reciprocal restatements increased the net loss by $1.9 million and other audit adjustments resulted in increased sales, general and administrative expenses of $3.0 million, depreciation $0.3 million and interest expense $0.3 million.

    For the third quarter of 2001, net losses were increased by $8.1 million. Reciprocal restatements increased the net loss by $6.5 million and the audit adjustments have resulted in increased O&M costs of $0.5 million and additional sales, general and administrative expenses of $1.1 million.

    For the fourth quarter of 2001, net losses were increased by $10.3 million. Reciprocal restatements increased the net loss by $8.4 million and the audit adjustments have resulted revenue reductions of $2.3 million and a decrease in sales, general and admin expenses of $0.8 million.

    For the first quarter of 2002, net losses were increased by $6.3 million. Reciprocal restatements decreased profit by $10.9 million, which was offset by revenue increases of $4.3 million, an increase in network expenses of $1.5 million. Additionally there was a decrease in sales, general & administration expenses of $2.1 milion.

                           FLAG TELECOM GROUP LIMITED
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                         ADDITIONS
                                              BALANCE    CHARGED TO    RELEASE                  BALANCE
                                             BEGINNING   COSTS AND    TO INCOME                  END OF
                                             OF PERIOD    EXPENSES    STATEMENT   WRITTEN OFF    PERIOD
                                             ---------   ----------   ---------   -----------   --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
PREDECESSOR
December 31, 2000..........................   $6,827      $   102      $(1,391)     $   (249)   $ 5,289
December 31, 2001 (Restated)...............    5,289        1,008       (1,181)          (17)     5,099
January 1 to October 8, 2002...............    5,099       21,278       (5,713)      (11,257)     9,407
SUCCESSOR
October 9, 2002 to December 31, 2002.......   $9,407      $ 1,037      $    --      $     --    $10,444

    As described in Note 2 to the financial statements--Basis of Presentation and Fresh Start Accounting, the Company adopted fresh start accounting on October 9, 2002. Accordingly, the valuation and qualifying accounts of the Successor and Predecessor are not comparable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act 1934, FLAG Telecom Group Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on the 3rd day of July, 2003.

                                                       FLAG TELECOM GROUP LIMITED

                                                       By:                         /s/ KEES VAN OPHEM
                                                                        -----------------------------------------
                                                                                     Kees van Ophem
                                                                         GENERAL COUNSEL AND ASSISTANT SECRETARY

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                    NAME                                        TITLE                       DATE
---------------------------------------------  ---------------------------------------  -------------
/s/ PATRICK GALLAGHER
------------------------------------           Co-Chairman and Chief Executive Officer
Patrick Gallagher                                                                       July 3, 2003

/s/ ROBERT ACQUILINA
------------------------------------           Co-Chairman and Director
Robert Acquilina                                                                        July 3, 2003

/s/ EUGENE DAVIS
------------------------------------           Co-Chairman and Director
Eugene Davis                                                                            July 3, 2003

/s/ EDWARD MCCORMACK
------------------------------------           Chief Operating Officer and Director
Edward McCormack                                                                        July 3, 2003

/s/ MICHEL CAYOUETTE
------------------------------------           Chief Financial Officer
Michel Cayouette                                                                        July 3, 2003

                    NAME                                        TITLE                       DATE
---------------------------------------------  ---------------------------------------  -------------
/s/ KEES VAN OPHEM
------------------------------------           General Counsel and Secretary
Kees van Ophem                                                                          July 3, 2003

/s/ IAN AKHURST
------------------------------------           Director
Ian Akhurst                                                                             July 3, 2003

/s/ ANTHONY CASSARA
------------------------------------           Director
Anthony Cassara                                                                         July 3, 2003

/s/ JACK DORFMAN
------------------------------------           Director
Jack Dorfman                                                                            July 3, 2003

/s/ HARRY HOBBS
------------------------------------           Director
Harry Hobbs                                                                             July 3, 2003

/s/ CHARLES MACALUSO
------------------------------------           Director
Charles Macaluso                                                                        July 3, 2003

/s/ ANTHONY PACCHIA
------------------------------------           Director
Anthony Pacchia                                                                         July 3, 2003

/s/ BRADLEY SCHER
------------------------------------           Director
Bradley Scher                                                                           July 3, 2003

/s/ MARK SPAGNOLO
------------------------------------           Director
Mark Spagnolo                                                                           July 3, 2003

/s/ DAVID WILSON
------------------------------------           Director
David Wilson                                                                            July 3, 2003

                                 CERTIFICATIONS

    I, Patrick Gallagher, certify that:

1.  I have reviewed this Annual Report on Form 10-K of FLAG Telecom Group
    Limited;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: July 3, 2003

                                                    /s/ PATRICK GALLAGHER
                                                    ------------------------------------------------
                                                    Name: Patrick Gallagher
                                                    Title: CHIEF EXECUTIVE OFFICER

    I, Michel Cayouette, certify that:

1.  I have reviewed this annual report on Form 10-K of FLAG Telecom Group
    Limited;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: July 3, 2003

                                                    /s/ MICHEL CAYOUETTE
                                                    ------------------------------------------------
                                                    Name: Michel Cayouette
                                                    Title: CHIEF FINANCIAL OFFICER