Form 10-Q
period 2003-03-31
FLAG TELECOM GROUP LTD
filed 2003-07-03
CIK 1102752

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    2,000,000 common shares (par value $1.00 per share) of FLAG Telecom Group Limited were outstanding as of March 31, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                                   FORM 10-Q
                                     INDEX

                                                                           PAGE
                                                                         --------
PART I     FINANCIAL INFORMATION.......................................       1
ITEM 1:    FINANCIAL STATEMENTS........................................       1
  1.A      Consolidated Balance Sheets as of March 31, 2003 and
           December 31, 2002...........................................       1
  1.B      Consolidated Statements of Operations for the three months
           ended March 31, 2003 and 2002...............................       2
  1.C      Consolidated Statements of Comprehensive Loss for the three
           months ended March 31, 2003 and 2002........................       3
  1.D      Consolidated Statements of Cash Flows for the three months
           ended March 31, 2003 and 2002...............................       4
  1.E      Notes to Consolidated Financial Statements..................       5
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................      21
ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................      26
ITEM 4:    CONTROLS AND PROCEDURES.....................................      26

PART II    OTHER INFORMATION...........................................    II-1
ITEM 1:    LEGAL PROCEEDINGS...........................................    II-1
ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS...................    II-1
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES.............................    II-1
ITEM 4:    OTHER INFORMATION...........................................    II-2
ITEM 5:    EXHIBITS AND REPORTS FILED ON FORM 8-K......................    II-2

SIGNATURES.............................................................     S-1

CERTIFICATIONS.........................................................     C-1

EXHIBITS...............................................................

                                     PART I
                             FINANCIAL INFORMATION

1.A    ITEM 1. FINANCIAL STATEMENTS.

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              MARCH 31, 2003   DECEMBER 31, 2002
                                                              --------------   -----------------
                                                               (UNAUDITED)         (NOTE 1)
                                  ASSETS:
Current assets:
  Cash and cash equivalents.................................     $100,384           $125,777
  Accounts receivable, net of allowance for doubtful
    accounts of $10,982 (2002-$10,444)......................       76,447             81,850
  Prepaid expenses and other assets.........................       49,482             46,271
                                                                 --------           --------
  Total current assets......................................      226,313            253,898

  Restricted cash...........................................        9,344              8,441
  Other long term assets, net...............................       23,595             23,396
  Property and equipment, net...............................      305,523            313,233
                                                                 --------           --------
  Total assets..............................................     $564,775           $598,968
                                                                 ========           ========
                                LIABILITIES:
Current liabilities:
  Accrued construction costs................................     $  1,112           $  3,456
  Accounts payable..........................................       19,458             32,795
  Accrued liabilities.......................................       41,195             45,796
  Deferred revenue..........................................       12,009              7,315
  Income taxes payable......................................       11,890             10,986
  Current portion of long-term debt.........................        9,516              9,517
  Performance obligations under long-term contracts.........       14,213             13,929
                                                                 --------           --------
                                                                  109,393            123,794

Non current liabilities:
  Long-term debt............................................       69,146             67,911
  Other long-term liabilities...............................        5,004              4,928
  Deferred revenue..........................................       40,497             44,264
  Performance obligations under long-term contracts.........      114,991            118,757
                                                                 --------           --------
  Total liabilities.........................................      339,031            359,654
                                                                 ========           ========
  Minority interest.........................................        2,631              2,741

SHAREHOLDERS' EQUITY:
  Common stock, $1.00 (2002--$1.00) par value, 3,000,000
    (2002--3,000,000) authorized and 2,000,000
    (2002-2,000,000) outstanding............................        2,000              2,000
  Additional paid-in capital................................      266,700            266,700
  Accumulated other comprehensive income....................        6,445              4,720
  Accumulated deficit.......................................      (52,032)           (36,847)
                                                                 --------           --------
  Total shareholders' equity................................      223,113            236,573
                                                                 --------           --------
  Total liabilities and shareholders' equity................     $564,775           $598,968
                                                                 ========           ========

   The accompanying notes are an integral part of these financial statements.

1.B

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2003 AND 2002
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                             (RESTATED)
REVENUES:
  Capacity revenue, net of discounts........................  $    2,906    $     22,406
  Operations and maintenance revenue........................      11,625          20,209
  Network services revenue..................................      13,323          10,908
  Amortization of performance obligations under long-term
    contracts...............................................       3,482              --
                                                              ----------    ------------
                                                                  31,336          53,523
EXPENSES:
  Operations and maintenance cost...........................      16,475          20,858
  Network expenses..........................................       5,562          16,056
  Selling, general and administrative.......................      12,787          14,284
  Bad debt expense..........................................         538           6,480
  Depreciation..............................................       7,850          44,380
                                                              ----------    ------------
                                                                  43,212         102,058
OPERATING LOSS..............................................     (11,876)        (48,535)
INTEREST EXPENSE............................................      (3,104)        (40,087)
FOREIGN CURRENCY GAIN/(LOSS)................................        (330)          2,007
INTEREST INCOME.............................................         306           4,041
                                                              ----------    ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST..............     (15,004)        (82,574)
PROVISION FOR INCOME TAXES..................................        (291)          2,197
                                                              ----------    ------------
LOSS BEFORE MINORITY INTEREST...............................     (15,295)        (80,377)
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARY................................................         110              --
                                                              ----------    ------------
NET LOSS....................................................  $  (15,185)   $    (80,377)
                                                              ----------    ------------
Basic and diluted net loss per share........................  $    (7.59)   $      (0.60)
                                                              ==========    ============
Weighted average common shares outstanding..................   2,000,000     134,139,046
                                                              ==========    ============

    Per share and share information--see Note 6

   The accompanying notes are an integral part of these financial statements.

1.C

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2003 AND 2002
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                            (RESTATED)
NET LOSS....................................................    $(15,185)     $(80,377)
Foreign currency translation................................       1,725        (7,661)
Loss on derivatives -- change in fair value.................          --         2,540
                                                                --------      --------
COMPREHENSIVE LOSS..........................................    $(13,460)     $(85,498)
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

1.D

                           FLAG TELECOM GROUP LIMITED
                  (SUCCESSOR TO FLAG TELECOM HOLDINGS LIMITED)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                              MARCH 31, 2003   MARCH 31, 2002
                                                              --------------   --------------
                                                               (UNAUDITED)      (UNAUDITED)
                                                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(15,185)        $(80,377)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
  Minority Interest.........................................         (110)              --
  Amortization of financing costs...........................           --            8,176
  Provision for doubtful accounts...........................          538            6,480
  Senior debt discount......................................           --              441
  Depreciation..............................................        7,850           44,380
  Fair value appreciation of long-term debt.................        1,400               --
  Amortization of performance obligations...................       (3,482)              --
  Deferred taxes............................................         (675)              19
      Add/(deduct) net changes in assets and liabilities:
  Accounts receivable.......................................        4,831           (8,861)
  Prepaid expenses and other assets.........................           (8)         (38,559)
  Accounts payable and accrued liabilities..................      (17,247)          22,087
  Income taxes payable......................................          904           (2,921)
  Deferred revenue and other................................          927           53,801
                                                                 --------         --------

  Net cash provided by/(used in) operating activities.......      (20,257)           4,666
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................         (166)         (88,500)
                                                                 --------         --------
  Net cash used in financing activities.....................         (166)         (88,500)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash...............................         (892)         139,267
  Cash paid for construction................................       (4,589)        (100,865)
  Proceeds from disposal of property and equipment..........           --               57
  Investment in property and equipment......................          (41)            (715)
                                                                 --------         --------

  Net cash provided by/(used in) investing activities.......       (5,522)          37,744
                                                                 --------         --------

NET DECREASE IN CASH........................................      (25,945)         (46,090)
  Effect of foreign currency movements......................          551           (2,617)
CASH, beginning of period...................................      125,777          422,310
                                                                 --------         --------
CASH, end of period.........................................     $100,383         $373,603
                                                                 --------         --------

SUPPLEMENTAL INFORMATION ON INVESTING ACTIVITIES:
  Increase in construction in progress......................     $  2,245         $117,773
  Decrease in accrued construction costs....................        2,344          (16,908)
                                                                 --------         --------

  Cash paid for construction in progress....................     $  4,589         $100,865
                                                                 ========         ========
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest expense for period...............................     $  3,104         $ 40,087
  Amortization of financing costs...........................           --           (8,617)
  Fair value appreciation of long-term debt.................       (1,400)              --
  Decrease/(increase) in accrued interest payable...........          421           (6,862)
                                                                 --------         --------
  Interest paid.............................................     $  2,125         $ 24,608
                                                                 ========         ========
  Interest capitalized......................................     $     --         $  2,783
                                                                 ========         ========
  Taxes paid................................................     $     63         $    541
                                                                 ========         ========

   The accompanying notes are an integral part of these financial statements.

1.E          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

    These consolidated financial statements contain information relating to FLAG Telecom Group Limited, a Bermuda corporation (together with its subsidiaries, "FLAG Telecom", "Successor" or the "Company"), which is the successor entity of FLAG Telecom Holdings Limited ("Predecessor") which, on October 9, 2002 (the "Effective Date"), transferred substantially all of its assets, at fair value, to the Company, as a result of transactions contemplated by a Plan of Reorganization (the "Plan") of Predecessor and certain of its subsidiaries under chapter 11 of the United States Bankruptcy Code and related Bermuda Schemes of Arrangement. Predecessor is now in liquidation under Bermuda law.

    The accompanying unaudited consolidated financial statements are expressed in U.S. Dollars ("Dollars") and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation 8-X. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements.

    In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002, the balance sheet as of March 31, 2003, and the cash flows for the three months ended March 31, 2003 and 2002.

    Our comparative financial statements have been restated. The restatements related to guidance issued by the SEC relating to accounting for reciprocal transactions, adjustments for other revenue recognition matters to comply with SAB 101, and other adjustments arising from a re-audit of Predecessor's 2000 and 2001 financial statements. Certain other reclassifications and audit adjustments have been made to conform to current year presentation. These are more fully explained in Note 3.

    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In addition, Predecessor's results of operations for the quarter ended March 31, 2002 are not comparable to the Company's results of operations for the quarter ended March 31, 2003 due to the adoption of fresh start accounting upon emergence from bankruptcy.

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

  2.1 BASIS OF CONSOLIDATION

    The financial statements consolidate the financial statements of FLAG Telecom and its subsidiary companies after eliminating intercompany transactions and balances and recording minority interests. Investments in which FLAG has an investment of 20%-50% or investments in which FLAG can exert significant influence, but does not control, are accounted for under the equity method. However, the Company has a 49% interest in Seoul Telenet Inc which is accounted for under the principles of consolidation. The Company consolidates Seoul Telenet Inc as it exercises control over the operations despite having an investment of 49%.

  2.2 USE OF ESTIMATES

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

  2.3 REVENUE RECOGNITION

    CAPACITY

    Capacity contracts are accounted for as leases. Capacity contracts that do not qualify for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease. The Company has recorded only operating leases for capacity transactions for the periods presented.

    Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue.

    In exchange for construction costs incurred, the Company granted credits to suppliers toward future capacity. In addition, certain customers have committed to purchase capacity from the Company at a future date under signed capacity credit agreements. Amounts received under these agreements and the capacity credits granted to suppliers are recorded at fair value as deferred revenue until the date the credits are utilized, at which time the deferred revenue is recognized as earned. Amounts receivable under these capacity agreements are reflected within accounts receivable in the accompanying balance sheets.

    RECIPROCAL TRANSACTIONS FOR CAPACITY

    Historically, in accordance with U.S. GAAP, amounts invoiced as part of reciprocal transactions for capacity were recorded at fair value as deferred revenue. Predecessor amortized deferred revenue on a straight-line basis as earned over the term of the relevant agreement. During the periods presented, the

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  2.3 REVENUE RECOGNITION (CONTINUED)
Company was not a party to any reciprocal transaction that would require it to recognize revenues up-front. Predecessor and Successor (collectively, "we" or "us") adopted the guidance issued by the AICPA--SEC Regulations committee on August 2, 2002 (the "AICPA Guidance"), applied this retrospectively and restated the comparative period financial statements. The adoption of the AICPA Guidance resulted in a change to our accounting policy for reciprocal transactions for capacity and, consequently, they are no longer capitalized. See Note 3.

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

  2.4 DIRECT COSTS RELATED TO REVENUE

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

    As discussed in Note 3, we adopted the AICPA Guidance issued on August 2, 2002, applied this retrospectively and restated the comparative period financial statements.

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  2.5 COMMISSIONS

    Third party commissions are capitalized and amortized over the period of the recognition of the related capacity revenue. Internal sales commissions are expensed as incurred.

  2.6 ADVERTISING COSTS

    Advertising costs are expensed as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

  2.7 PENSIONS

    All eligible employees of FLAG Telecom are covered by a non-contributory defined contribution pension plan.

  2.8 INCOME TAXES

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

  2.9 NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period.

  2.10 CONSTRUCTION IN PROGRESS

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

  2.11 PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. In accordance with fresh start accounting, the book value of property and equipment was adjusted to its fair value and

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  2.11 PROPERTY AND EQUIPMENT (CONTINUED)
amortized over its remaining estimated useful life. Depreciation is taken on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment.......................  3 years
Fixtures and fittings....................  5 years
Leasehold improvements...................  Remaining lease term
Motor vehicles...........................  5 years
Network assets...........................  15 years or remaining useful lives

    The estimated useful lives of network assets are determined based on the estimated period over which they will generate revenue, ranging from 10 to 14 years.

  2.12 IMPAIRMENT OF LONG LIVED ASSETS

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

  2.13 CASH AND CASH EQUIVALENTS

    We consider all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets are approximate to fair value.

  2.14 RESTRICTED CASH

    We designate funds held by collateral trustees, in escrow on deposit or legally designated for specific projects or commitments by bank agreements, as restricted cash.

  2.15 DERIVATIVE FINANCIAL INSTRUMENTS

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

    FLAG Telecom records all derivative instruments on the balance sheet at fair value. Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. If the derivative

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  2.15 DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings and the cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

    FLAG Telecom designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

  2.16 CAPITALIZED INTEREST AND FINANCING COSTS

    Interest costs on qualifying assets are capitalized and amortized over the asset's useful life.

    Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings.

  2.17 TRANSLATION OF FOREIGN CURRENCIES

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

  2.18 STOCK OPTIONS

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

  2.19 CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject FLAG Telecom to a concentration of credit risk are accounts receivable. FLAG Telecom performs ongoing credit evaluations of its larger customers' financial condition. Geographical risk is mitigated by the fact that revenues are not concentrated in one part of the world. See Note 5, "Segment Reporting", for revenue by geographic areas.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

  2.19 CONCENTRATION OF CREDIT RISK (CONTINUED)
    FLAG Telecom is exposed to credit-related losses in the event of non-performance by counter parties to financial instruments but does not expect any counter parties to fail to meet their obligations. FLAG Telecom deals only with highly rated counter parties.

  2.20 ALLOWANCE FOR DOUBTFUL ACCOUNTS

    FLAG Telecom maintains an allowance for doubtful accounts. Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established an allowance for doubtful accounts based on our experience with potential uncollectable receivables and our expectations as to payments. This allowance could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers.

  2.21 REPAIRS AND MAINTENANCE COSTS

    Expenditures for repairs, replacement and maintenance are expensed as incurred. Such costs include routine maintenance and repair work to office buildings and equipment.

  2.22 ASSET RETIREMENT OBLIGATIONS

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

  2.23 RECLASSIFICATIONS

    In addition to the restatements discussed in Note 3, certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    The Company has recorded certain restatement adjustments to its previously issued 2002 financial statements. The effects of the adjustments on the quarterly financial statements are as follows:

                                                      AS REPORTED    RESTATEMENT     RESTATED
                                                      ------------   ------------   -----------
                                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS AT
  MARCH 31, 2002
Current assets......................................   $  612,445     $ (25,711)    $  586,734
Non-current assets..................................    2,733,509      (175,110)     2,558,399
                                                       ----------     ---------     ----------
Total assets........................................   $3,345,954     $(200,821)    $3,145,133
                                                       ==========     =========     ==========

Current liabilities.................................   $1,700,372     $(629,383)    $1,070,989
Non-current liabilities.............................    1,294,828       519,463      1,814,291
Shareholders equity.................................      350,754       (90,901)       259,853
                                                       ----------     ---------     ----------
Total liabilities and equity........................   $3,345,954     $(200,821)    $3,145,133
                                                       ==========     =========     ==========

                                                       AS REPORTED    RESTATEMENT     RESTATED
                                                       ------------   ------------   -----------
                                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS FOR
  THE QUARTER ENDED MARCH 31, 2002
Revenues.............................................   $  69,538       $(16,015)     $  53,523
Operating expenses...................................      66,273         (8,595)        57,678
Depreciation.........................................      45,366           (986)        44,380
                                                        ---------       --------      ---------

Operating loss.......................................     (42,101)        (6,434)       (48,535)
                                                        ---------       --------      ---------
Net loss.............................................   $ (74,060)      $ (6,317)     $ (80,377)
                                                        =========       ========      =========
Net loss per share...................................   $   (0.55)      $  (0.05)     $   (0.60)

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED) RECIPROCAL TRANSACTIONS REVERSALS

    We have entered into transactions in which we provide capacity, services or facilities, by way of leases, right of use ("ROU") or service agreements to other telecommunications companies and service providers at approximately the same time that we lease or purchase capacity from the same companies or their affiliates. We call these transactions "reciprocal transactions".

    Historically, we treated reciprocal transactions as if they were non-monetary transactions in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-monetary Transactions" ("APB No. 29"). In order to determine whether our reciprocal transactions should be accounted for as revenue and a capital expenditure at fair value as deferred revenue and deferred costs, in accordance with APB No. 29, we assessed whether:

    - the reciprocal transaction was an "exchange of similar productive assets" as defined in APB No. 29. We do not hold products or property for sale in the ordinary course of business, so an "exchange" would be the exchange of a productive asset not held for sale in the ordinary course of business for a similar productive asset, or an equivalent interest in the same or similar productive asset; and

    - the fair values of the assets exchanged were determinable within reasonable limits.

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

    In August 2002, the staff of the Securities and Exchange Commission (the "SEC") indicated that the SEC staff had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets, irrespective of whether the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is characterized as an asset on the balance sheet. This conclusion requires that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Predecessor's accounting for these transactions, which resulted in Predecessor recognizing revenue, had been consistent with guidance for these types of transactions. The SEC indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements. The total impact of these adjustments has been a reduction in total assets of $224.9 million as at March 31, 2002.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

    As reported in our Annual Report on Form 10-K, the Company restated its results as a result of audits and re-audits for the years ended 2002, 2001 and 2000. As a result, certain of these adjustments impacted the quarter ended March 31, 2002. These adjustments are summarized below.

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

    OTHER ADJUSTMENTS TO THE THREE MONTHS ENDED MARCH 31, 2002

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

    - The Company identified additional fixed assets for which depreciation had to be charged in the three months to March 31, 2002.

    - Adjustments to cash and expense accounts to reflect payments made to suppliers but not posted to the accounts payable ledger in the three months to March 31, 2002.

    - Correction of book keeping and accounting errors.

    The total impact of all adjustments in the three months to March 31, 2002 is to decrease previously reported net income in the three months to March 31, 2002 by $6.3 million. This reflects a

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED) reduction in reported net income of $10.8 million with respect to reciprocal transactions reversals, partially offset by an increase in net income of $4.5 million as a result of other adjustments.

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    EMERGING ISSUES TASK FORCE ISSUE NO. 00-21, REVENUE ARRANGEMENTS WITH
     MULTIPLE DELIVERABLES--EITF 00-21

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

5.  SEGMENT REPORTING

    Predecessor has historically reported its segmental disclosures in its two primary operational areas: Capacity and Operations and Network Services. The Company has changed the way it manages its business. Although our sales and marketing function is structured geographically, we sell the full range of our products and services across the global network. The Company evaluates the performance of one segment, the global network. The prior period segment disclosures have been restated.

    Revenue analyzed by geographical location of customers is as follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                             (RESTATED)
North America...............................................  $   10,515    $     24,652
Europe......................................................       7,157           6,691
Middle East.................................................       5,748          10,867
Asia........................................................       4,434          11,313
                                                              ----------    ------------
Total geographic revenue....................................      27,854          53,523
Amortization of performance obligations under long term
  contracts.................................................       3,482              --
                                                              ----------    ------------
Consolidated revenue........................................  $   31,336    $     53,523
                                                              ==========    ============

6.  EARNINGS PER SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

6.  EARNINGS PER SHARE (CONTINUED)
periods ended March 31, 2003 and 2002 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                             (RESTATED)
NET LOSS AS REPORTED........................................         N/A    $    (74,060)
Basic and diluted EPS.......................................         N/A    $      (0.55)
Weighted average common shares outstanding..................         N/A     134,139,046
                                                              ==========    ============
NET LOSS AS RESTATED (SEE NOTE 3)...........................  $  (15,185)   $    (80,377)
Basic and diluted EPS.......................................  $    (7.59)   $      (0.60)
Weighted average common shares outstanding..................   2,000,000     134,139,046
                                                              ==========    ============
Pro forma basic and diluted EPS*............................         N/A    $     (40.19)
Pro forma weighted average common shares outstanding........         N/A       2,000,000
                                                              ==========    ============

* The pro forma information has been provided to disclose the impact of the share structure of the Company assuming the shares had been outstanding in the comparative period.

7.  STOCK-BASED COMPENSATION

    At March 31, 2003, the Company had one stock-based employee compensation plan, which is more fully described in Note 17 in Company's Notes to Consolidated Financial Statements on its Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and adopted the disclosure only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for its stock-based compensation plan under the fair value method as described in SFAS 123. The Company has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans.

    In accordance with SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, the following table illustrates the assumptions used and the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2003       MARCH 31, 2002
                                                            ------------------   ------------------
                                                               (UNAUDITED)          (UNAUDITED)
Net loss as reported......................................       $(15,185)            $(80,377)
Less: Total stock-based compensation expense determined
  under fair value based method for all awards............             (8)              (1,382)
                                                                 --------             --------
Pro forma net loss........................................       $(15,193)            $(81,759)
                                                                 ========             ========
Basic and diluted loss per share as reported..............       $  (7.59)            $  (0.60)
Pro forma basic and diluted loss per share................       $  (7.60)            $  (0.61)

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  RESTRUCTURING COSTS

    Upon emergence from bankruptcy, the Company instigated a plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and the first quarter of 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14). The Successor expects to incur $4.9 million in costs as part of the plan, of which $2.3 million of one-time termination costs had been incurred by December 31, 2002. A further $2.4 million of one-time termination costs and $0.2 million of other associated costs were incurred in the first quarter of 2003.

    The last planned office closure occurred in April 2003 and the last related employee termination is expected in August 2003.

    The following summarizes the activity for the restructuring costs incurred by the Company

                                                              ONE-TIME TERMINATION
                                                                     COSTS
                                                              --------------------
                                                                  (UNAUDITED)
Beginning balance January 1, 2003...........................         $ 2,604
Amounts charged to expense..................................              --
Amounts paid................................................          (1,527)
                                                                     -------
Closing balance March 31, 2003..............................         $ 1,077
                                                                     =======

9.  LEGAL PROCEEDINGS

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

    As the Company, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  LEGAL PROCEEDINGS (CONTINUED)
be by the insurance company. No provision for these liabilities has been made in our financial statements.

    Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. In the meantime, the insurers have confirmed the existence of the D&O policies.

    OTHER

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

10. INDEBTEDNESS

    Upon our emergence from chapter 11 proceedings, our company and our subsidiaries entered into various financing agreements. Our debt instruments are described below:

    THE SERIES A NOTES

    On the Effective Date, we issued Series A Notes in the original principal amount of $45 million, which are due and payable on October 1, 2005, and bear simple interest on this amount, less any principal repayments made, at the following rates: 6.67% per annum for the first 12 months after the Effective Date; 7.33% per annum for months 13 through 24 after the Effective Date; and 8% per annum for months 25 through 36 after the Effective Date.

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

    In the event of a liquidation event or Change of Control (defined below), the original principal amount of $45 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person or group becomes the beneficial holder of more than 50% of our voting stock; and (ii) when we consolidate or merge with or into any other person or sell all or substantially all of our assets.

    To secure payment of the Series A Notes a lien was granted on substantially all of the assets of our company and certain of our subsidiaries in favor of The Bank of New York, as Trustee to the Indenture (the "Indenture"). Such lien ranks PARI PASSU in priority and right of payment with the Series B Note and the Series C Note.

    THE SERIES B NOTE

    We issued the Series B Note on the Effective Date. The Series B Note has an original principal amount of $4 million, is due and payable on October 1, 2004 and bears simple interest on this amount, less any principal repayments made, at the following rates: 10% per annum until October 1, 2003; and 11% thereafter. Unlike the Series A Notes, the Series B Note is not redeemable at a discount.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. INDEBTEDNESS (CONTINUED)
    We may issue senior secured debt obligations equal and ratable to the Series B Note upon payment by us of $15 million of the original principal amount of the Series A Notes.

    In the event of a liquidation or Change of Control, the original principal amount of $4 million plus a $2 million premium is payable in full plus accrued but unpaid interest, less any principal repayments made.

    The Series B Note is cross-defaulted with both the Series A Notes and the Series C Note. The Series B Note is secured by liens on the same assets as the Series A Notes and ranks PARI PASSU in priority and right of payment with the Series A Notes and the Series C Note. Upon the payment by us of $5 million of the original principal amount of the Series A Notes, the Series B Note lien will be cancelled and released.

    THE SERIES C NOTE

    We issued the Series C Note on the Effective Date. The Series C Note has an original principal amount of $1.25 million, is due and payable on October 1, 2004 and has the same material terms and conditions as the Series B Note.

    In the event of a liquidation or Change of Control, the original principal amount of $1.25 million is payable in full plus accrued but unpaid interest, less any principal repayments made. The Series C Note is cross-defaulted with both the Series A Notes and the Series B Note. The Series C Note is secured by liens on the same assets as the Series A Notes and ranks PARI PASSU in priority and right of payment with the Series A Notes and the Series B Note. Upon the payment by us of $5 million of the original principal amount of the Series A Notes, the Series C Note lien will be cancelled and released.

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

    Furthermore, any payment of dividends would be restricted by the terms of an Indenture between FLAG Telecom and the Bank of New York, as Indenture Trustee, dated October 9, 2002. The Indenture governs that any dividend or distribution paid pursuant to the provisions of the Security and Pledge Agreement, also with the Bank of New York, as Collateral Trustee, dated October 9, 2002, shall be paid to the Bank of New York and such dividend or distribution paid will be used to redeem the Series A, B & C Notes pro rata. Any and all dividends and interest paid or payable in case in respect of any Security Collateral (i.e. Pledged Stock, Pledged Notes, additional shares of Capital Stock and additional indebtedness from time to time) in connection with a partial or total liquidation or dissolution or in connection with a reduction of capital surplus or paid-in-surplus, and cash paid, payable or otherwise distributed in respect of principal of, or redemption of, or in exchange for, any Security Collateral, shall be forthwith delivered to the Collateral Trustee to be held as Security Collateral.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. INDEBTEDNESS (CONTINUED)
    Pursuant to the terms of the Indenture, each of our subsidiaries other than FLAG Telecom Korea Limited, Seoul Telenet, Inc. and FLAG Telecom Switzerland Network AG has granted a guarantee of the full and punctual payment of principal, premium and interest of each of the Series A, B and C Notes and all other obligations of the Company under the Notes.

    We also entered into a Security and Pledge Agreement, dated as of October 9, 2002, with The Bank of New York, as collateral trustee, under which we have pledged and granted a security interest in substantially all of our current and future assets to secure the payment of all the Series A Notes, the Series B Note and the Series C Note.

    OTHER INDEBTEDNESS

    In addition to the notes described above, we, and/or certain of our subsidiaries, issued several promissory notes to trade creditors in connection with the Plan. In particular, on May 16, 2002, FLAG Asia Limited issued a promissory note (the "FNAL Note") to a trade creditor in the principal amount of $27.4million. The FNAL Note is secured by certain assets of FLAG Asia Limited, including one fiber pair and related equipment and rights on FNAL, and guaranteed by FLAG Telecom. The guarantee issued by FLAG Telecom to the holder and the collateral agent of the FNAL Note provides that, for the term of the FNAL Note, FLAG Telecom will guarantee the payment and performance of the FNAL Note until the date on which the note is paid in full. As a result, FLAG Telecom is obligated fully and to the same extent as FLAG Asia Limited for the full amount of the FNAL Note until it is paid in full. The FNAL Note bears an interest rate of 7% per annum payable quarterly in arrears commencing on the Effective Date. Of the principal amount, $6 million is due and payable on September 30, 2003, $6.9 million is due and payable on September 30, 2004 and the remaining principal is due and payable on September 30, 2005.

    In the event of a liquidation event or Change of Control (defined below), the original principal amount of $27.4 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person becomes the beneficial holder of 100% of FLAG Asia Limited's issued capital stock; and
(ii) when FLAG Asia Limited consolidates or merges with or into any other person or sell all or substantially all of our assets.

    On the Effective Date, we also issued a promissory note to another trade creditor in the principal amount of $2.4 million with an 18-month term and 7% interest.

    Also on the Effective Date, FLAG Asia Limited issued an unsecured promissory note to another trade creditor in the principal amount of $1 million with an 18 month term and 7% interest payable monthly, maturing on March 25, 2004.

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

    - lack of availabilities for additional financing for telecommunications companies such as ours;

    - the significant problems being experienced by the telecom industry;

    - the financial difficulties being experienced by customers and suppliers;
      and

    - tax and regulatory changes and conditions.

A detailed explanation of these risk factors is incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002, which is filed with the Securities and Exchange Commission on July 3, 2003. Please read those risk factors carefully. We cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can we predict what impact, if any, the occurrence of these or other events might have on our operations.

    INTRODUCTION

    We are a multinational corporate organization made up of multiple corporate entities. We operate a global telecommunications network comprised of advanced fiber-optic cable systems and interfaces that are owned by, leased to, or otherwise available to our company. Over our global network, we offer a variety of telecommunications products and services, internet protocol ("IP") transit, IP point-to-point, leased capacity services, managed bandwidth services, co-location services and long-term rights of use in capacity. We are a "carrier's carrier", meaning that our target customer base is the international wholesale broadband market, consisting of established carriers or major public telephone operator incumbents, including application service providers ("ASPs") and internet service providers ("ISPs"), alternate carriers and other bandwidth intensive users (such as broadcasters), rather than individual telecommunications consumers

    CRITICAL ACCOUNTING POLICIES

    Please refer to the Annual Report for our critical accounting policies. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K.

    RESULTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
(EXPRESSED IN THOUSANDS OF DOLLARS)                              2003          2002
-----------------------------------                           -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                            (RESTATED)
Capacity....................................................    $ 2,906       $22,406
Operations and maintenance..................................     11,625        20,209
Network Services............................................     13,323        10,908
Amortization of performance obligations under long term
  contracts.................................................      3,482            --
                                                                -------       -------
Total.......................................................    $31,336       $53,523
                                                                =======       =======

    Total revenue for the quarter ended March 31, 2003 decreased 41.4% to $31.3 million as compared to $53.5 million for the quarter ended March 31, 2002. This decrease is primarily due to the write off of all deferred revenue as part of fresh start accounting. Consequently revenues in the three months to March 2003 reflect only services performed or products sold and ready for service since October 9, 2002 along with amortization of performance obligations under long-term contracts. We only recognize revenues from the date that a system is ready for commercial service and revenues are recognized in the income statement on a pro rata basis evenly over the life of the contract, which generally tends to be over the life of the cable system, with a maximum of 15 years. Additionally, upon emergence from chapter 11 we began to amortize performance obligations under long-term contracts within revenues. In the quarter ended March 31, 2003, we have amortized $3.5 million to the income statement. These performance obligations under long-term contracts arose upon the adoption of fresh start accounting.

    Revenue recognized from the sale of capacity decreased by 87.0% to $2.9 million for the quarter ended March 31, 2003, as compared to $22.4 million for the quarter ended March 31, 2002. The decrease was due to the write off of all deferred revenue at fresh start. Capacity revenues in the quarter ended March 31, 2003 only include capacity IRU /ROU (lifetime of cable system) contracts entered into subsequent to October 9, 2002.

    Revenue recognized from operations and maintenance decreased by 42.5% to $11.6 million for the quarter ended March 31, 2003, as compared to $20.2 million for the quarter ended March 31, 2002. This decrease is due to writing off deferred revenue on prepaid operations and maintenance ("O&M") contracts at fresh start. Additionally, an overall price reduction of approximately 15% on our FLAG Europe-Asia ("FEA") O&M for 2003 has resulted in reduced revenue in the quarter to March 31, 2003 of $1.2 million.

    Revenue recognized from our network services activities increased by 22.1% to $13.3 million for the quarter ended March 31, 2003, as compared to $10.9 million for the quarter ended March 31, 2002. The network services activities consist of IP Transit, managed bandwidth services, vPoP and co-location services. Further demand has resulted in a steady increase in all network revenues compared to March 2002.

    OPERATING EXPENSES

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
(EXPRESSED IN THOUSANDS OF DOLLARS)                              2003          2002
-----------------------------------                           -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                            (RESTATED)
Operations and maintenance..................................    $16,475       $ 20,858
Network expenses............................................      5,562         16,056
Selling, general and administrative.........................     12,787         14,284
Bad debt expense............................................        538          6,480
Depreciation................................................      7,850         44,380
                                                                -------       --------
Total.......................................................    $43,212       $102,058
                                                                =======       ========

    During the quarter ended March 31, 2003, operations and maintenance costs decreased by 21.0% to $16.5 million, as compared to $20.9 million for the quarter ended March 31, 2002. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overheads directly associated with operations and maintenance activities. This decrease partly reflects the renegotiation of contracts and rationalization in our marine cable operations, landing stations, terrestrial cable operations, PoPs and vendor maintenance and support.

    During the quarter ended March 31, 2003, network expenses decreased by 65.4% to $5.6 million, as compared to $16.1 million for the quarter ended March 31, 2002. These costs relate primarily to the utilization of third party capacity, including local backhaul costs, connection and access fees, restoration charges and other network procurement costs. This decrease reflects the, migration from temporary Atlantic facilities onto our own network which took place during the third quarter of 2002.

    During the quarter ended March 31, 2003, selling, general and administrative expenses decreased by 10.5% to $12.8 million, as compared to $14.3 million for the quarter ended March 31, 2002. This decrease reflects lower personnel and related costs due to the downsizing of personnel and office closures during the latter half of 2002 and first quarter of 2003.

    For the quarter ended March 31, 2003, we recorded $7.9 million in respect of depreciation compared to $44.3 million for the quarter ended March 31, 2002. The depreciation charge decreased as a result of asset impairments of $2.0 billion in 2002 related to our cable systems. We depreciate property and equipment on a straight-line basis over the estimated useful life of the asset, generally no more than 15 years.

    For the quarter ended March 31, 2003, we recorded $0.5 million in respect of bad debt expense compared to $6.5 million for the quarter ended March 31, 2002. The expense in the quarter to March 31, 2002 included $4.3 million related to high-risk customers holding capacity on FA-1 who subsequently became insolvent.

    RESTRUCTURING COSTS

    Upon emergence from bankruptcy, the Company instigated a plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and the first quarter of 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14). The Successor incurred $4.9 million in costs as part of the plan, of which $2.3 million of one-time termination costs had been incurred by December 31, 2002. A further $2.4 million of employee-related benefits and $0.2 million of other associated costs were incurred and paid in 2003.

    The last planned office closure occurred in April 2003 and the last related employee termination is expected in August 2003.

    The following summarizes the activity for the restructuring costs incurred by the Company

                                                              ONE-TIME TERMINATION
(EXPRESSED IN THOUSANDS OF DOLLARS)                                  COSTS
-----------------------------------                           --------------------
                                                                  (UNAUDITED)
Beginning balance January 1, 2003...........................        $  2,604
Amounts charged to expense..................................              --
Amounts paid................................................          (1,527)
                                                                    --------
Closing balance March 31, 2003..............................        $  1,077
                                                                    ========

    INTEREST EXPENSE AND INTEREST INCOME

    Interest expense on borrowings for the quarter ended March 31, 2003 was $3.1 million, compared to $40.1 million during the quarter ended March 31, 2002. The decrease in interest expense for these periods was attributable to reduction and restructuring of our debt as a result of chapter 11 proceedings.

    Foreign exchange loss for the quarter ended March 31, 2003 was $0.3 million. The loss resulted from the weakening of the US dollar. We recognized a foreign exchange gain of $2.0 million for the quarter ended
March 31, 2002 comprised of a net loss of $0.4 million arising from the translation of Euro denominated cash balances into US dollars at the balance sheet exchange rate and a net gain of $2.4 million arising on foreign currency swaps.

    Interest income of $0.3 million was earned during the quarter ended
March 31, 2003, compared to $4.0 million earned during the quarter ended March 31, 2002, reflecting the reduced cash balances. The interest income was earned on cash balances, short-term investments and restricted cash.

    PROVISION FOR TAXES

    The provision for taxes was a charge of $0.3 million for the quarter ended March 31, 2003, compared to a credit of $2.2 million for the quarter ended March 31, 2002.

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

    NET LOSS AND LOSS PER COMMON SHARE

    For the quarter ended March 31, 2003, we recorded a net loss of $13.8 million, compared to a net loss of $80.4 million for the quarter ended March 31, 2002.

    Basic and diluted loss per common share was $6.89 for the quarter ended March 31, 2003, compared to basic and diluted loss per common share of $0.60 for the quarter ended March 31, 2002. These amounts are not comparable due to the change in the share structure as part of the restructuring plan.

    LIQUIDITY AND CAPITAL RESOURCES

    For a description of our restructuring, see Note 1 to the financial statements included in Item 1.

    RESTRICTED CASH

    The Group designates funds held by collateral trustees, in escrow or legally designated for specific projects or commitments by bank agreements, as restricted cash. Restricted cash as at March 31, 2003 totals $9.3 million and represents amounts held in escrow accounts and commitments by bank agreements. As part of the Plan, all amounts previously restricted became unrestricted at the Effective Date.

    As at March 31, 2003, the Company currently had cash and cash equivalents of $100.4 million based on our latest financial projections. We do not expect our cash balance to change significantly by the end of 2003.

    We believe that, based on current market conditions, current financial conditions and our latest financial projections, this cash balance is sufficient to enable us to continue to meet in full our financial obligations as they fall due in the foreseeable future.

    CASH FLOWS

    Cash used in operating activities was $19.4 million, cash used in financing activities was $0.2 million and cash used in investing activities was $6.3 million during the quarter ended March 31, 2003. At March 31, 2003, total cash, excluding restricted cash, had decreased to $100.4 million from $125.8 million at December 31, 2002, primarily as a result of payments made to reduce our trade creditors balance by $13.3 million and payments made for construction costs in the three months to March 31, 2003.

    ASSETS

    Our primary asset is the net book value of the FLAG Telecom global network, including construction in progress recorded in property and equipment totaling $294.7 million at March 31, 2003, compared to $300.6 million at December 31, 2002. The increase of $1.7 million (excluding depreciation charged in the three months ended March 31, 2003 of $7.8 million) is mainly attributed to an overall increase in network capacity.

    Our other property and equipment consist primarily of office furniture, leasehold improvements and computer equipment that had net book values of $10.8 million and $12.6 million as of March 31, 2003 and December 31, 2002, respectively.

    As of March 31, 2003, we had net current assets of $116.9 million, compared to net current assets of $130.1 million, at December 31, 2002.

    ACCOUNTS RECEIVABLE

    The accounts receivable balance at March 31, 2003 was $76.4 million compared to $81.9 million at December 31, 2002. The balance at March 31, 2003 includes $3.3 million relating to sales contracts payable in accordance with agreed payment schedules over periods between 30 days and one year from the balance sheet date in comparison to $0.7 million at December 31, 2002.

    The net allowance for doubtful accounts at March 31, 2003 was $11.0 million, compared to $10.4 million at December 31, 2002.

    We are aware that one of our customers, Global Crossing, has announced that it has filed for bankruptcy protection under chapter 11. As at March 31, 2003, Global Crossing and its affiliates owed us $0.2 million ($0.2 million at December 31, 2002). This has been provided for in full. Global Crossing has $24.7 million of credits to be used on our system, subject to certain provisions under a governing agreement, which cannot be offset against any monies owing to us.

    Other customers have credits totaling $26.3 million to be used on our fiber-optic system, subject to certain provisions under our agreements with these customers.

    INFLATION

    In management's view, inflation in operating, maintenance and general and administrative costs will not have a material effect on our financial position in the short-term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CURRENCY RISK

    We do not believe that our operations are exposed to significant risk from movements in foreign currency exchange rates. The foreign exchange gain in 2002 resulted from the translation of Euro and sterling-denominated cash balances and the retranslation of Euro-denominated debt.

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

    INTEREST RATE RISK

    Historically we have been exposed to interest rate risk on bank debt incurred by FLAG Limited and FLAG Atlantic Limited, and interest rate swaps transactions were entered to manage this risk. FLAG Limited's bank debt was repaid in full in March 2002, and FLAG Atlantic Limited's debt was redeemed pursuant to the Plan.

    Commodity price risk is not material to our company.

ITEM 4. CONTROLS AND PROCEDURES

    CHANGES IN INTERNAL CONTROLS

    As discussed in our Annual Report Form 10-K, during 2002, management became aware of certain deficiencies and weaknesses in our Internal Controls. To address the deficiencies and weaknesses identified, we have implemented and continue to implement changes required to our processes, procedures, systems and personnel. We have also taken corrective actions with regard to our internal controls, which include, among other things:

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

    - Centralizing several critical functions including the accounts payable, billing and credit control functions.

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

    2. Accounts payable: Purchase orders were not routinely matched to invoices and invoices were not always posted to the accounts payable ledger despite payment being authorized and made; and

    3. Financial statements close process: The closing process was protracted and difficult due to the significant resources dedicated towards the re-audit of 2001 and 2000, and the consequences of the chapter 11 process and restructuring activities.

    Our independent auditors also identified a significant number of audit adjustments, which impacted prior years. All these adjustments have been approved and posted by management.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. As a result of this review and evaluation, which was concluded in the course of preparing our financial statements for the quarter ended March 31, 2003 and in connection with the audit and re-audit of our financial statements for 2002, 2001 and 2000 by our independent auditors, Ernst & Young, LLP, management determined that, despite the fact that improvements had been made, the corrective actions and changes being made to the internal controls had not yet been fully implemented and tested.

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

    As the Company, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be by the insurance company. No provision for these liabilities has been made in our financial statements.

    Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. In the meantime, the insurers have confirmed the existence of the D&O policies.

    OTHER

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. OTHER INFORMATION

    Not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

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

    5.1 FNAL Note and FNAL Guarantee and FNAL Security Agreement (incorporated by reference to Exhibits 10.28, 10.29 and 10.30 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the Commission on July 3, 2003).

  99.1* Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2* Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3 Risk Factors Affecting Future Financial Performance (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the Commission on July 3, 2003).

------------------------

*   Filed herewith.

    (b) Reports on Form 8-K.

    The Company filed the following Form 8-K Current Reports during the period from January 1, 2003 through March 31, 2003:

    Feb 24, 2003 Announcing that Patrick Gallagher was appointed the Company's Chief Executive Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of July 2003.

                                                          FLAG TELECOM GROUP LIMITED

                                                          By:            /s/ MICHEL CAYOUETTE
                                                               ---------------------------------------
                                                                           Michel Cayouette
                                                                       CHIEF FINANCIAL OFFICER

                                                          By:             /s/ KEES VAN OPHEM
                                                               ---------------------------------------
                                                                            Kees van Ophem
                                                               GENERAL COUNSEL AND ASSISTANT SECRETARY

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