Form 10-K/A
period 2002-12-31
FLAG TELECOM GROUP LTD
filed 2003-08-14
CIK 1102752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                ---------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29207
                           --------------------------
                           FLAG TELECOM GROUP LIMITED
             (Exact name of registrant as specified in its charter)
                         ------------------------------

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of FLAG Telecom Holdings Limited, the predecessor company of the registrant ("Predecessor"), as of June 30, 2002 was $35,350,000, based on the closing price of the Predecessor's common shares on June 28, 2002, the last business day of the Predecessor's most recent completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the Predecessor are assumed to be all shareholders of the Predecessor other than (i) directors of the Predecessor, (ii) executive officers of the Predecessor and (iii) any shareholder that beneficially owns 10% or more of the Predecessor's common shares as defined in the Predecessor's Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Predecessor or the registrant.

    The number of the registrant's Common Shares outstanding as of June 15, 2003 was 2,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10K/A, which hereby amends the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 previously filed with the Securities Exchange Commission (the "Original Form 10-K"), is being filed by the Registrant solely to amend the consolidated balance sheets contained in the financial statements of the Original Form 10-K to reclassify certain deferred revenue balance from long-term to short-term.

    The financial statements contained in the Original Form 10-K are hereby deleted and replaced by the financial statements included herein.

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

Ernst & Young LLP
London, United Kingdom
July 3, 2003
except for Note 3, as to which the date is August 14, 2003

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SUCCESSOR   PREDECESSOR
                                                                2002         2001
                                                              ---------   -----------
                                                                          (RESTATED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $125,777    $  417,396
  Accounts receivable, net of allowance for doubtful
    accounts of $10,444 (2001--$5,099)......................    81,850       148,919
  Prepaid expenses and other assets.........................    46,271        42,616
  Interest rate collars.....................................        --            57
                                                              --------    ----------
Total current assets........................................   253,898       608,988
Restricted cash.............................................     8,441       326,109
Capitalized financing costs, net of accumulated amortization
  of $8,543 (2001)..........................................        --        27,872
Construction in progress....................................     1,889       294,881
Other long term assets, net.................................    21,507        27,590
Property and equipment, net.................................   313,233     1,979,241
                                                              --------    ----------
Total assets................................................  $598,968    $3,264,681
                                                              ========    ==========

LIABILITIES:
Current liabilities:
  Accrued construction costs................................  $  3,456    $   52,084
  Accounts payable..........................................    32,795       113,720
  Accrued liabilities.......................................    45,796        99,354
  Deferred revenue and other................................    34,115*      119,562
  Cross currency swaps......................................        --         7,226
  Income taxes payable......................................    10,986        13,686
  Short-term debt...........................................     9,517       556,078
  Performance obligations under long term contracts.........    13,929            --
                                                              --------    ----------
Total current liabilities...................................   150,594       961,710
Long-term debt..............................................    67,911       767,953
Other long-term liabilities.................................     4,928         2,901
Deferred revenue and other..................................    17,464*    1,183,932
Performance obligations under long term contracts...........   118,757            --
                                                              --------    ----------
Total liabilities...........................................   359,654     2,916,496

Minority interest in net income of consolidated
  subsidiary................................................     2,741         2,851

SHAREHOLDERS' EQUITY:
Common stock, $1.00 (2001--$.0006) par value, 3,000,000
  (2001--300,000,000) authorized and 2,000,000
  (2001--134,139,046) issued and outstanding................     2,000            80
Additional paid-in capital..................................   266,700     1,113,455
Accumulated other comprehensive income......................     4,720         5,254
Accumulated deficit.........................................   (36,847)     (773,455)
                                                              --------    ----------
Total shareholders' equity..................................   236,573       345,334
                                                              --------    ----------
Total liabilities and shareholders' equity..................  $598,968    $3,264,681
                                                              ========    ==========

------------------------

*   Reclassified. See Note 3 for further details

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

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. In accordance with fresh start accounting, the book value of property and equipment was adjusted to its fair value and amortized over its remaining estimated useful life. Depreciation is taken on a straight-line basis over the estimated useful lives of the property and equipment as follows:

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    Prior to the commencement of its chapter 11 proceedings, Predecessor had been using derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates, currencies and other market risks. Predecessor did not utilize derivative financial instruments for

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) trading or other speculative purposes. The counter-parties to these instruments are major financial institutions with high credit quality. Predecessor was exposed to credit loss in the event of non-performance by these counter-parties.

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

    STOCK OPTIONS

    Prior to the emergence from chapter 11, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), Predecessor accounted for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognized compensation expense for stock option grants to the extent that the fair value of the stock exceeded the exercise price of the

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) option at the measurement date under fixed plan awards. The compensation expense was charged ratably over the vesting period of the options. Upon emergence from bankruptcy and as of December 31, 2002, Successor did not have any stock options outstanding.

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

    The Company measures changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount is recognized as an increase in the

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying amount of the liability and as an expense classified as an operating item in the statement of income.

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

    Information has come to light since the filing of our 10-K on July 3, 2003 which has resulted in the reclassification of deferred revenue balances to the value of $26.8 million from long-term to short-term.

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

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
AMENDMENT AND RESCISSION OF PREVIOUS ACCOUNTING STANDARDS

    In April 2002, FASB issued Statement of Financial Accounting Standards
No. 145 ("SFAS 145"), "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections". This statement rescinds FASB Statement No.4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No.64, "Extinguishments of Debt Made to Satisfy Sinking-fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No.13, "Accounting for Leases", to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 as part of the implementation of fresh start accounting as required by SOP 90-7. This adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

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

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a

                  FLAG TELECOM GROUP LIMITED AND SUBSIDIARIES

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. FLAG Telecom adopted this standard in accordance with SOP 90-7. We do not expect the adoption of FIN 45 to have a material effect on our financial position, results of operations, or cash flows.

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

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FLAG TELECOM GROUP LIMITED
                                                       (Registrant)

                                                       By:                         /s/ ALEXANDER GERSH
                                                                        -----------------------------------------
                                                                                  Name: Alexander Gersh
Date: August 14, 2003                                                        Title: CHIEF FINANCIAL OFFICER

    The following Exhibits are filed as part of this Report as required by Regulation S-K.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
 31.1*                  Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2*                  Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1+                  Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2+                  Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*   Filed herewith

+  Furnished herewith