Form 10-Q
period 2003-06-30
FLAG TELECOM GROUP LTD
filed 2003-08-14
CIK 1102752

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                              Yes /X/       No / /

    2,000,000 common shares (par value $1.00 per share) of FLAG Telecom Group Limited were outstanding as of August 14, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FLAG TELECOM GROUP LIMITED
                                   FORM 10-Q
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I    FINANCIAL INFORMATION.......................................      1
ITEM 1:   FINANCIAL STATEMENTS........................................      1
  1.A     Consolidated Balance Sheets as of June 30, 2003 and December
          31, 2002....................................................      1
  1.B     Consolidated Statements of Operations for the three months
          and six months ended June 30, 2003 and 2002.................      2
  1.C     Consolidated Statements of Comprehensive Loss for the three
          months and six months ended June 30, 2003 and 2002..........      3
  1.D     Consolidated Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002................................      4
  1.E     Notes to Consolidated Financial Statements..................      5
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     18
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..     25
ITEM 4:   CONTROLS AND PROCEDURES.....................................     26

PART      OTHER INFORMATION...........................................
II......                                                                   29
ITEM 1:   LEGAL PROCEEDINGS...........................................     29
ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS...................     30
ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.............................     30
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     30
ITEM 5:   OTHER INFORMATION...........................................     30
ITEM 6:   EXHIBITS AND REPORTS FILED ON FORM 8-K......................     30

SIGNATURES............................................................    S-1

                                     PART I
                             FINANCIAL INFORMATION

1.A  ITEM 1. FINANCIAL STATEMENTS.

                           FLAG TELECOM GROUP LIMITED
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      SUCCESSOR
                                                              --------------------------
                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $ 95,404       $125,777
  Accounts receivable, net of allowance for doubtful
    accounts of $20,562 (2002--$10,444).....................     74,819         81,850
  Prepaid expenses and other assets.........................     52,226         46,271
                                                               --------       --------
  Total current assets......................................    222,449        253,898
Non-current assets:
  Restricted cash...........................................      4,381          8,441
  Other long term assets, net...............................     19,122         21,507
  Property and equipment, net...............................    302,538        315,122
                                                               --------       --------
  Total assets..............................................   $548,490       $598,968
                                                               ========       ========
LIABILITIES:
Current liabilities:
  Accounts payable..........................................   $ 14,996       $ 32,795
  Accrued liabilities.......................................     49,608         49,252
  Deferred revenue..........................................     24,226         34,115
  Income taxes payable......................................     12,029         10,986
  Short term debt...........................................     55,194          9,517
  Performance obligations under long-term contracts.........     14,213         13,929
                                                               --------       --------
  Total current liabilities:................................    170,266        150,594
Non current liabilities:
  Long-term debt............................................     21,352         67,911
  Other long-term liabilities...............................      5,164          4,928
  Deferred revenue..........................................     36,646         17,464
  Performance obligations under long-term contracts.........    111,508        118,757
                                                               --------       --------
  Total liabilities.........................................    344,936        359,654
                                                               ========       ========
  Minority interest.........................................      2,521          2,741

SHAREHOLDERS' EQUITY:
  Common stock, $1.00 (2002--$1.00) par value, 3,000,000
    (2002--3,000,000) authorized and 2,000,000
    (2002--2,000,000) outstanding...........................      2,000          2,000
  Additional paid-in capital................................    266,700        266,700
  Accumulated other comprehensive income....................     10,210          4,720
  Accumulated deficit.......................................    (77,877)       (36,847)
                                                               --------       --------
  Total shareholders' equity................................    201,033        236,573
                                                               --------       --------
  Total liabilities and shareholders' equity................   $548,490       $598,968
                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

1.B

                           FLAG TELECOM GROUP LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               SUCCESSOR    PREDECESSOR     SUCCESSOR    PREDECESSOR
                                                              -----------   ------------   -----------   ------------
                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                              --------------------------   --------------------------
                                                                 2003           2002          2003           2002
                                                              -----------   ------------   -----------   ------------
                                                              (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
REVENUES:
  Capacity revenue, net of discounts........................  $    2,493    $     30,552   $    2,602    $     50,417
  Operations and maintenance revenue........................      16,419          19,954       30,841          42,704
  Network services revenue..................................      11,119          12,250       24,442          23,158
  Amortization of performance obligations under long-term
    contracts...............................................       3,482              --        6,964              --
                                                              ----------    ------------   ----------    ------------
                                                                  33,513          62,756       64,849         116,279
EXPENSES:
  Operations and maintenance cost...........................      19,552          23,440       36,027          44,298
  Network expenses..........................................       6,513          10,524       12,075          26,580
  Selling, general and administrative.......................      16,058          21,114       28,845          36,345
  Bad debt expense..........................................       8,650           4,145        9,188          10,625
  Asset impairment..........................................          --         552,900           --         552,900
  Depreciation..............................................       8,056          39,902       15,906          84,282
                                                              ----------    ------------   ----------    ------------
                                                                  58,829         652,025      102,041         755,030
                                                              ----------    ------------   ----------    ------------
OPERATING LOSS BEFORE REORGANIZATION ITEMS..................     (25,316)       (589,269)     (37,192)       (638,751)
  Reorganization costs......................................          --         (33,317)          --         (33,317)
                                                              ----------    ------------   ----------    ------------
OPERATING LOSS..............................................     (25,316)       (622,586)     (37,192)       (672,068)
INTEREST EXPENSE............................................      (1,366)           (833)      (4,470)        (40,920)
FOREIGN CURRENCY GAIN/(LOSS)................................         936         (30,726)         606         (27,772)
INTEREST INCOME.............................................         140              --          446           4,041
                                                              ----------    ------------   ----------    ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST..............     (25,606)       (654,145)     (40,610)       (736,719)
PROVISION FOR INCOME TAXES..................................        (349)         (1,965)        (640)            232
                                                              ----------    ------------   ----------    ------------
LOSS BEFORE MINORITY INTEREST...............................     (25,955)       (656,110)     (41,250)       (736,487)
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARY................................................         110              --          220              --
                                                              ----------    ------------   ----------    ------------
NET LOSS....................................................  $  (25,845)   $   (656,110)  $  (41,030)   $   (736,487)
                                                              ----------    ------------   ----------    ------------
Basic and diluted net loss per share........................  $   (12.92)   $      (4.89)  $   (20.52)   $      (5.49)
                                                              ----------    ------------   ----------    ------------
Weighted average common shares outstanding..................   2,000,000     134,139,046    2,000,000     134,139,046
                                                              ==========    ============   ==========    ============

   The accompanying notes are an integral part of these financial statements.

1.C

                           FLAG TELECOM GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                    SUCCESSOR    PREDECESSOR    SUCCESSOR    PREDECESSOR
                                                   -----------   -----------   -----------   -----------
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
                                                      2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
NET LOSS.........................................    $(25,845)    $(656,110)     $(41,030)    $(736,487)
Foreign currency translation.....................       3,765        25,495         5,490        17,814
Loss on derivatives--change in fair value........          --        (2,540)           --            --
                                                     --------     ---------      --------     ---------
COMPREHENSIVE LOSS...............................    $(22,080)    $(633,155)     $(35,540)    $(718,673)
                                                     ========     =========      ========     =========

   The accompanying notes are an integral part of these financial statements.

1.D

                           FLAG TELECOM GROUP LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN THOUSANDS OF DOLLARS)

                                                                SUCCESSOR      PREDECESSOR
                                                              -------------   -------------
                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2003   JUNE 30, 2002
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(41,030)      $(736,487)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
  Minority interest.........................................         (220)             --
  Amortization of financing costs...........................           --          27,872
  Allowance for doubtful accounts...........................        9,188          10,625
  Senior debt discount......................................           --          13,209
  Depreciation..............................................       15,906          84,282
  Non-cash asset impairment charge..........................           --         552,900
  Loss on disposal of property and equipment................          141              51
  Amortization of performance obligations...................       (6,964)             --
  Fair value appreciation of long-term debt.................        1,160              --
  Deferred taxes............................................         (678)          1,263
    Add/(deduct) net changes in assets and liabilities:
      Accounts receivable...................................       (2,188)         19,192
      Prepaid expenses and other assets.....................         (430)        (28,815)
      Accounts payable and accrued liabilities..............      (16,626)         39,207
      Income taxes payable..................................        1,043          (3,166)
      Deferred revenue and other............................        9,293         (12,390)
                                                                 --------       ---------
  Net cash used in operating activities.....................      (31,405)        (32,257)
                                                                 --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of foreign exchange swaps......................           --          (6,530)
  Repayment of long-term debt...............................       (2,042)        (88,500)
                                                                 --------       ---------
  Net cash used in financing activities.....................       (2,042)        (95,030)
                                                                 --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash...............................        4,086         112,899
  Proceeds from disposal of property and equipment..........           11              95
  Investment in property and equipment......................       (2,752)       (130,005)
                                                                 --------       ---------
  Net cash provided by /(used in) investing activities......        1,345         (17,011)
                                                                 --------       ---------
NET DECREASE IN CASH........................................      (32,102)       (144,298)
  Effect of foreign currency movements......................        1,729          32,093
CASH, beginning of period...................................      125,777         417,396
                                                                 --------       ---------
CASH, end of period.........................................     $ 95,404       $ 305,191
                                                                 --------       ---------
SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest expense for period...............................     $  4,470       $  67,782
  Amortization of financing costs...........................           --         (40,765)
  Fair value appreciation of long-term debt.................       (1,160)             --
  Decrease/(increase) in accrued interest payable...........          421         (33,724)
                                                                 --------       ---------
  Interest paid/(received)..................................     $  3,731       $  (6,707)
                                                                 ========       =========
  Interest capitalized......................................     $     --       $   2,165
                                                                 ========       =========
  Taxes paid................................................     $    280       $   1,550
                                                                 ========       =========

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

    The accompanying unaudited consolidated financial statements are expressed in U.S. Dollars ("Dollars") and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly they do not include all of the information required by U.S. GAAP for complete financial statements.

    In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 and 2002, the balance sheets as of June 30, 2003 and December 31, 2002, and the cash flows for the six months ended June 30, 2003 and 2002.

    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In addition, Predecessor's results of operations for the three months and six months ended June 30, 2002 are not comparable to the Company's results for the three months and six months ended June 30, 2003 due to the adoption of fresh start accounting upon emergence from bankruptcy.

    2.  SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with U.S. GAAP and are expressed in Dollars. The significant accounting policies of the Company are summarized as follows:

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

    2.2  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The most critical estimates

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

include accounts receivable reserves, impairment charges, useful lives of fixed assets, asset retirement obligations and performance obligations under long-term contracts. Actual amounts and results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

    PERFORMANCE OBLIGATIONS

    As part of fresh start accounting, deferred revenue balances were written off and a performance obligations reserve was created to cover future expenses resulting from sale activity recognized prior to restatement, and for which benefit was also received prior to restatement. This reserve will be amortized in line with the relevant cost incursion associated with the performance of contracts.

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

Computer equipment..........................  3 years
Fixtures and fittings.......................  5 years
Leasehold improvements......................  Remaining lease term
Motor vehicles..............................  5 years
Cable systems...............................  15 years or remaining useful lives

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

    2.15  DERIVATIVE FINANCIAL INSTRUMENTS

    Prior to the commencement of its chapter 11 proceedings, Predecessor had been using derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates, currencies and other market risks. Predecessor did not utilize derivative financial instruments for

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

trading or other speculative purposes. The counter-parties to these instruments were major financial institutions with high credit quality. Predecessor was exposed to credit loss in the event of non-performance by these counter-parties. FLAG Telecom does not currently use derivative financial instruments.

    2.16  CAPITALIZED INTEREST AND FINANCING COSTS

    Interest costs on qualifying assets are capitalized and amortized over the asset's useful life.

    Costs incurred to obtain financing are capitalized and amortized over the term of the related borrowings.

    2.17  TRANSLATION OF FOREIGN CURRENCIES

    Transactions in foreign currencies are translated into Dollars at the rate of exchange in effect at the beginning of the month. Monetary assets and liabilities denominated in foreign currencies at period-end are translated into Dollars at the rate of exchange at that date. Foreign exchange gains or losses are reflected in the accompanying statements of operations.

    The statements of operations of non U.S. subsidiaries are translated into Dollars at average exchange rates and the period-end net investments in these companies are translated at period-end exchange rates. Exchange differences arising from retranslation at period-end exchange rates of the opening net investments and results for the period are charged or credited directly to the cumulative translation adjustment in shareholders' equity.

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

    2.19  CONCENTRATION OF CREDIT RISK

    Accounts receivable potentially subject FLAG Telecom to a concentration of credit risk. FLAG Telecom performs ongoing credit evaluations of the financial condition of its larger customers. Geographical risk is mitigated by the fact that revenues are not concentrated in one part of the world. See Note 4, "Segment Reporting", for concentrations by geographic areas.

    FLAG Telecom is exposed to credit-related losses in the event of non-performance by counter-parties to financial instruments but does not expect any counter-parties to fail to meet their obligations. FLAG Telecom deals in financial instruments only with counter-parties having highly rated credit histories.

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    4.  SEGMENT REPORTING

    Although our sales and marketing function is structured geographically, we sell the full range of our products and services across the global network. The Company evaluates the performance of one segment, the global network.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    Revenue analyzed by geographical location of customers, based on the location of the parent company, is as follows:

                                                    SUCCESSOR    PREDECESSOR    SUCCESSOR    PREDECESSOR
                                                   -----------   -----------   -----------   -----------
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
                                                      2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
North America....................................    $ 7,299       $31,585       $17,768       $ 56,237
Europe...........................................      9,435        13,037        16,611         19,728
Middle East......................................      7,127         7,790        12,886         18,657
Asia.............................................      6,170        10,344        10,620         21,657
                                                     -------       -------       -------       --------
Total geographic revenue.........................     30,031        62,756        57,885        116,279
  Amortization of performance obligations under
    long-term contracts..........................      3,482            --         6,964             --
                                                     -------       -------       -------       --------
Consolidated revenue.............................    $33,513       $62,756       $64,849       $116,279
                                                     -------       -------       -------       --------

    5.  EARNINGS PER SHARE

    Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month and six month periods ended June 30, 2003 and 2002 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts, as the effects would be anti-dilutive.

                                             SUCCESSOR    PREDECESSOR     SUCCESSOR    PREDECESSOR
                                            -----------   ------------   -----------   ------------
                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                            --------------------------   --------------------------
                                               2003           2002          2003           2002
                                            -----------   ------------   -----------   ------------
                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
Net Loss..................................  $  (25,845)   $   (656,110)  $  (41,030)   $   (736,487)
Basic and diluted EPS.....................  $   (12.92)   $      (4.89)  $   (20.52)   $      (5.49)
Weighted average common shares
  outstanding.............................   2,000,000     134,139,046    2,000,000     134,139,046
                                            ==========    ============   ==========    ============
Pro forma basic and diluted EPS *.........         N/A    $    (328.06)         N/A    $    (368.24)
Pro forma weighted average common shares
  outstanding.............................         N/A       2,000,000          N/A       2,000,000
                                            ==========    ============   ==========    ============

------------------------

* The pro forma information has been provided to disclose the impact of the share structure of the Company assuming the shares had been outstanding in the entire period.

    6.  STOCK-BASED COMPENSATION

    At June 30, 2003, the Company had one stock-based employee compensation plan, which is more fully described in Note 17 in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and adopted the disclosure-only

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for its stock-based compensation plan under the fair value method as described in SFAS 123. The Company has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans.

    The stock-based employee compensation plan of Predecessor was cancelled on April 11, 2002 after the commencement of chapter 11 activities.

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

                                                    SUCCESSOR    PREDECESSOR    SUCCESSOR    PREDECESSOR
                                                   -----------   -----------   -----------   -----------
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
                                                      2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net loss as reported.............................    $(25,845)    $(656,110)     $(41,030)    $(736,487)
Less: Total stock-based compensation expense
  determined under fair value based method for
  all awards.....................................         (89)         (280)         (102)       (2,374)
                                                     --------     ---------      --------     ---------
Pro forma net loss...............................    $(25,934)    $(656,390)     $(41,132)    $(738,861)
                                                     ========     =========      ========     =========
Basic and diluted loss per share as reported.....    $ (12.92)    $   (4.89)     $ (20.52)    $   (5.49)
                                                     ========     =========      ========     =========
Pro forma basic and diluted loss per share.......    $ (12.97)    $   (4.89)     $ (20.57)    $   (5.51)
                                                     ========     =========      ========     =========

    7.  RESTRUCTURING COSTS

    Upon emergence from bankruptcy, the Company initiated a plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and the first three months of 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14). The Company expects to incur $4.1 million in costs as part of the Plan, of which $3.3 million had been incurred by June 30, 2003.

    The last planned office closure occurred in April 2003 and the last related employee termination is expected in August 2003.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following summarizes the activity for the restructuring costs incurred by the Company:

                                                               ONE-TIME
                                                              TERMINATION
                                                                 COSTS
                                                              -----------
                                                              (UNAUDITED)
Beginning balance January 1, 2003...........................    $ 2,604
Release of over-accrual.....................................       (323)
Amounts charged to expense, included within selling, general
  and administrative expenses...............................        323
Amounts paid................................................     (1,808)
                                                                -------
Closing balance June 30, 2003...............................    $   796
                                                                =======

    8.  LEGAL PROCEEDINGS

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

    The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering of Predecessor and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not name Predecessor as a defendant, but it does name FLAG Telecom. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

    A Motion to Dismiss was filed by the defendants, including FLAG Telecom, on July 7, 2003.

    As the Company, per the Plan, has no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be by the insurance company. Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. Based on the likelihood of this event occurring, no provision for these liabilities has been made in our financial statements.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    INJUNCTIVE RELIEF--FNAL NOTE

    On August 7, 2003, the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief (the "Action") in the United States Bankruptcy Court for the Southern District of New York naming Kensington International Ltd. ("Kensington"), Springfield Associates, LLC ("Springfield"), Wilmington Trust Company, and The Bank of New York as defendants. Kensington and Springfield allege to be the holders of the FNAL Note (defined below) issued by FLAG Asia Limited, a subsidiary of the Company. The Company is a guarantor of the FNAL Note. By letter dated August 4, 2003 and addressed to FLAG Asia Limited, Kensington and Springfield alleged that a default occurred arising from an alleged failure of a subsidiary of the Company to further perfect the interests in the collateral that secures the FNAL Note in Taiwan. Further, the letter declared that the alleged default caused an acceleration of the indebtedness underlying the FNAL Note. In the Action, the Company and certain of its subsidiaries seek a prompt entry of an order declaring that FLAG Asia Limited has not defaulted on the FNAL Note. The Action further seeks to enjoin the defendants from accelerating the amounts owed on the FNAL Note, as well as certain other senior secured notes issued under that certain Indenture, dated as of October 9, 2002 among the Company, certain subsidiaries of the Company that are guarantors thereto, and The Bank of New York, as trustee (the "Indenture"). As previously announced, the Company intends to redeem the notes issued under the Indenture on August 25, 2002 at a discount of $35.25 million plus accrued interest.

    Management believes that the alleged default under the FNAL Note is without merit and the likelihood of the allegation being upheld is remote. Consequently, no provision has been made. In arriving at its opinion, management has consulted external counsel.

    A hearing on the matter is currently scheduled for August 21, 2003 and a judgment is expected on August 22, 2003.

    OTHER

    We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

    9.  INDEBTEDNESS

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

where there is no default. Each subsequent month, the repayment sum increases by $0.833 million until October 1, 2005 whereby the total sum would be $45 million.

    In the event of a liquidation event or Change of Control (as defined below), the original principal amount of $45 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person or group becomes the beneficial holder of more than 50% of our voting stock; or (ii) when we consolidate or merge with or into any other person or sell all or substantially all of our assets.

    To secure payment of the Series A Notes a lien was granted on substantially all of the assets of our company and certain of our subsidiaries in favor of The Bank of New York, as Trustee under the Indenture governing the Series A Notes, the Series B Note and the Series C Note. Such lien ranks pari passu in priority and right of payment with the Series B Note and the Series C Note.

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

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    INDENTURE FOR SERIES A, B AND C NOTES

    The Series A Notes, the Series B Note and the Series C Note are each governed by the Indenture. Under the terms of the Indenture we are prohibited from retiring any debt prior to its scheduled maturity, other than the Series A, B and C Notes, non-recourse debt, and intercompany debt. Therefore, we cannot retire the FNAL Note (see below) without the consent of the Series A, B and C Noteholders. However, the FNAL Note and other indebtedness does not prevent us from repurchasing or redeeming the Series A, B and C Notes.

    Furthermore, any payment of dividends are restricted by the Indenture. The Indenture governs that any dividend or distribution paid pursuant to the provisions of the Security and Pledge Agreement, also with the Bank of New York, as Collateral Trustee, dated October 9, 2002, shall be paid to the Bank of New York and such dividend or distribution paid will be used to redeem the Series A, B & C Notes pro rata. Any and all dividends and interest paid or payable in respect of any Security Collateral (i.e. Pledged Stock, Pledged Notes, additional shares of Capital Stock and additional indebtedness from time to time) in connection with a partial or total liquidation or dissolution or in connection with a reduction of capital surplus or paid-in-surplus, and cash paid, payable or otherwise distributed in respect of principal of, or redemption of, or in exchange for, any Security Collateral, shall be forthwith delivered to the Collateral Trustee to be held as Security Collateral.

    Pursuant to the terms of the Indenture, each of our subsidiaries other than FLAG Telecom Korea Limited, Seoul Telenet, Inc. and FLAG Telecom Switzerland Network has granted a guarantee of the full and punctual payment of principal, premium and interest of each of the Series A, B and C Notes and all other obligations of the Company under the Notes.

    We also entered into a Security and Pledge Agreement, dated as of October 9, 2002, with The Bank of New York, as collateral trustee, under which we have pledged and granted a security interest in substantially all of our current and future assets to secure the payment of all the Series A Notes, the Series B Note and the Series C Note.

    On July 25, 2003, the Company notified the Bank of New York, the trustee under the Company's Indenture dated October 9, 2002, of our election to redeem all three series of Notes issued by the Company under the Indenture on August 25, 2003. As permitted under Sections 3.05, 4.03 and 5.03 of the Indenture, we intend to redeem the Notes, which have a combined face value of $50.25 million, for a discounted redemption value of $35.25 million and will pay all accrued but unpaid interest.

    OTHER INDEBTEDNESS

    In addition to the notes described above, we, and/or certain of our subsidiaries, issued several promissory notes to trade creditors in connection with the Plan. In particular, on May 16, 2002, FLAG Asia Limited issued a promissory note (the "FNAL Note") to a trade creditor in the principal amount of $27.4 million. The FNAL Note is secured by certain assets of FLAG Asia Limited, including one fiber pair and related equipment and rights of FNAL, and guaranteed by FLAG Telecom. The guarantee issued by FLAG Telecom provides that, for the term of the FNAL Note, FLAG Telecom will guarantee the payment and performance of the FNAL Note until the date on which the note is paid in full. As a result, FLAG Telecom is obligated fully and to the same extent as FLAG Asia Limited for the full amount of the FNAL Note until it is paid in full. The FNAL Note bears an interest rate of 7% per annum payable quarterly in arrears commencing on the Effective Date. Of the principal amount, $6 million is due and payable on September 30, 2003, $6.9 million is due and payable on September 30, 2004 and the remaining principal is due and payable on September 30, 2005.

     (EXPRESSED IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

    In the event of a liquidation event or Change of Control (defined below), the original principal amount of $27.4 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person becomes the beneficial holder of 100% of FLAG Asia Limited's issued capital stock; or
(ii) when FLAG Asia Limited consolidates or merges with or into any other person or sells all or substantially all of its assets.

    On August 7, 2003, the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief. Refer to Note 8 for further details.

    On the Effective Date, we also issued a promissory note to another trade creditor in the principal amount of $2.4 million with an 18-month term and 7% interest.

    Also on the Effective Date, FLAG Asia Limited issued an unsecured promissory note to another trade creditor in the principal amount of $1 million with an 18 month term and 7% interest, payable monthly, maturing on 25 March, 2004.

    On the Effective Date, we also issued an unsecured note to another trade creditor of $3.42 million, repayable in 12 equal monthly installments. This note is not interest bearing.

    10.  POST BALANCE SHEET EVENT

    On July 25, 2003, the Company notified the Bank of New York, the trustee under the Company's Indenture dated October 9, 2002, of our election to redeem all three series of Notes issued by the Company under the Indenture on August 25, 2003. As permitted under the Indenture, we will redeem the Notes, which have a combined face value of $50.25 million, for a discounted redemption value of $35.25 million and will pay all accrued but unpaid interest.

    On August 7, 2003, the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief. Refer to Note 8 for further details.

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

    CRITICAL ACCOUNTING POLICIES

    Please refer to the Annual Report for our critical accounting policies. We have made no material changes to the critical accounting estimates described in our Annual Report on Form 10-K.

    RESULTS OF OPERATIONS

    The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In addition, Predecessor's results of operations for the three months and six months ended June 30, 2002 are not comparable to the Company's results for the three months and six months ended June 30, 2003 due to the adoption of fresh start accounting upon emergence from bankruptcy.

    REVENUES

                                                    SUCCESSOR    PREDECESSOR    SUCCESSOR    PREDECESSOR
                                                   -----------   -----------   -----------   -----------
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
(EXPRESSED IN THOUSANDS OF DOLLARS)                   2003          2002          2003          2002
-----------------------------------                -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Capacity revenue, net of discounts...............    $ 2,493       $30,552       $ 2,602       $ 50,417
Operations and maintenance.......................     16,419        19,954        30,841         42,704
Network Services.................................     11,119        12,250        24,442         23,158
Amortization of performance obligations under
  long term contracts............................      3,482            --         6,964             --
                                                     -------       -------       -------       --------
Total............................................    $33,513       $62,756       $64,849       $116,279
                                                     =======       =======       =======       ========

    TOTAL REVENUE

    Total revenue for the three months ended June 30, 2003 decreased 46.6% to $33.5 million as compared to $62.8 million for the three months ended June 30, 2002. Total revenue for the six months ended June 30, 2003 decreased 44.2% to $64.8 million as compared to $116.3 million for the six months ended June 30, 2002. These decreases are primarily due to the write off of all deferred revenue as part of fresh start accounting. Consequently, revenues as of June 30, 2003 reflect only services performed or products sold and ready for service related to contracts entered into subsequent to October 9, 2002, along with the amortization of performance obligations under long-term contracts. We only recognize revenues from the date that a system is ready for commercial service and revenues are recognized in the income statement on a pro rata basis evenly over the life of the contract, which generally tends to be over the life of the cable system, with a maximum of 15 years. Included within total revenue for the three months and six months ended June 30, 2003 is $23.1 million and $48.0 million, respectively, related to contracts entered into prior to December 31, 2002. Additionally, we have signed new contracts to the value of $36.8 million and $78.9 million in the three months and six months ended
June 30, 2003, respectively. We have started to recognize revenue on new contracts with a value of $9.5 million and $29.6 million in the three months and six months ended June 30, 2003, respectively.

    CAPACITY REVENUE

    Revenue recognized from the sale of capacity decreased by 91.8% to $2.5 million for the three months ended June 30, 2003, as compared to $30.6 million for the three months ended June 30, 2002. Revenue recognized from the sale of capacity decreased by 94.8% to $2.6 million for the six months ended June 30, 2003, as compared to $50.4 million for the six months ended June 30, 2002. These decreases are primarily due to the write off of all deferred revenue as part of fresh start accounting. Capacity revenues in the three months and six months ended June 30, 2003 only include revenues from contracts entered into subsequent to October 9, 2002. Capacity revenues consist of leases and ROU contracts.

    OPERATIONS AND MAINTENANCE REVENUE

    Revenue recognized from operations and maintenance decreased by 17.7% to $16.4 million for the three months ended June 30, 2003, as compared to $20.0 million for the three months ended June 30, 2002. Revenue recognized from operations and maintenance decreased by 27.8% to $30.8 million for the six months ended June 30, 2003, as compared to $42.7 million for the six months ended June 30, 2002. These decreases are primarily due to the write off of deferred revenue on prepaid operations and maintenance ("O&M") contracts as part of fresh start accounting, along with price reductions reflecting general market conditions.

    NETWORK SERVICES REVENUE

    Revenue recognized from our network services activities decreased by 9.2% to $11.1 million for the three months ended June 30, 2003, as compared to $12.3 million for the three months ended June 30, 2002. Revenue recognized from our network services activities increased by 5.5% to $24.4 million for the six months ended June 30, 2003, as compared to $23.2 million for the six months ended June 30, 2002. The network services activities consist of IP Transit, managed bandwidth services, vPoP and co-location services. Further demand has resulted in a steady increase in all network services revenue in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This was partially offset by the conversion of a lease contract to a ROU contract in the second quarter of 2003 which led to a $1.1 million reduction in network services revenue for the three months ended June 30, 2003.

    AMORTIZATION OF PERFORMANCE OBLIGATIONS UNDER LONG-TERM CONTRACTS

    Upon emergence from chapter 11 we began to amortize performance obligations under long-term contracts within revenues. In the three months and six months ended June 30, 2003, we have amortized $3.5 million and $7.0 million to the income statement, respectively. These performance obligations under long-term contracts arose upon the adoption of fresh start accounting. As part of fresh start accounting, deferred revenue balances were written off and a performance obligations reserve was created to cover future expenses resulting from sale activity recognized prior to restatement, and for which the benefit, except for ongoing O&M payments, was also received prior to restatement. This reserve will be amortized in line with the relevant cost incursion associated with performance of contracts.

    OPERATING EXPENSES

                                                    SUCCESSOR    PREDECESSOR    SUCCESSOR    PREDECESSOR
                                                   -----------   -----------   -----------   -----------
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
(EXPRESSED IN THOUSANDS OF DOLLARS)                   2003          2002          2003          2002
-----------------------------------                -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Operations and maintenance.......................    $19,552       $23,440       $ 36,027      $ 44,298
Network expenses.................................      6,513        10,524         12,075        26,580
Selling, general and administrative..............     16,058        21,114         28,845        36,345
Bad debt expense.................................      8,650         4,145          9,188        10,625
Depreciation.....................................      8,056        39,902         15,906        84,282
                                                     -------       -------       --------      --------

Total............................................    $58,829       $99,125       $102,041      $202,130
                                                     =======       =======       ========      ========

    Included within our operating expenses for the three months and six months ended June 30, 2003 are recurring fixed costs of $18 million and $33 million, respectively.

    OPERATIONS AND MAINTENANCE

    During the three months ended June 30, 2003, operations and maintenance costs decreased by 16.6% to $19.6 million, as compared to $23.4 million for the three months ended June 30, 2002. During the six months ended June 30, 2003, operations and maintenance costs decreased by 18.7% to $36.0 million, as compared to $44.3 million for the six months ended June 30, 2002. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overheads directly associated with operations and maintenance activities. These decreases partly reflect the renegotiation of contracts and rationalization in our marine cable operations, landing stations, terrestrial cable operations, PoPs and vendor maintenance and support, along with reductions in certain fixed costs related primarily to marine costs on fixed contracts. We incurred increased costs of $2.4 million in the three months ended June 30, 2003 as a direct result of repairs to the FEA cable after the earthquake in Algeria during May 2003.

    NETWORK EXPENSES

    During the three months ended June 30, 2003, network expenses decreased by 38.1% to $6.5 million, as compared to $10.5 million for the three months ended June 30, 2002. During the six months ended June 30, 2003, network expenses decreased by 54.6% to $12.1 million, as compared to $26.6 million for the six months ended June 30, 2002. These costs relate primarily to the utilization of third party capacity, including local backhaul costs, connection and access fees, restoration charges and other network procurement costs. These decreases reflect the migration from temporary Atlantic facilities onto our own network which took place during the third quarter of 2002 and other measures taken to improve the efficiency of network utilization.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    During the three months ended June 30, 2003, selling, general and administrative expenses decreased by 23.9% to $16.1 million, as compared to $21.1 million for the three months ended June 30, 2002. During the six months ended June 30, 2003, selling, general and administrative expenses decreased by 20.6% to $28.8 million, as compared to $36.3 million for the six months ended June 30, 2002. These decreases reflect lower personnel and related costs due to the downsizing of personnel and office closures during the latter half of 2002 and first quarter of 2003. Included within selling, general and administrative expenses are certain fixed costs which primarily relate to salaries, office rent and insurance costs. Our total headcount has decreased from 387 at June 30, 2002 to 239 at June 30, 2003. Selling, general and administrative expenses increased in the three months ended June 30, 2003 primarily as a result of additional legal and professional fees incurred related to reorganization issues.

    BAD DEBT EXPENSE

    For the three months ended June 30, 2003, we recorded $8.6 million in respect of bad debt expense compared to $4.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded $9.2 million in respect of bad debt expense compared to $10.6 million for the six months ended June 30, 2002. The bad debt expense in the six months ended June 30, 2003 was primarily a result of provisions taken against specific credit concerns as well as certain customer disputes.

    DEPRECIATION

    For the three months ended June 30, 2003, we recorded $8.1 million in respect of depreciation compared to $39.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded
$15.9 million in respect of depreciation compared to $84.3 million for the six months ended June 30, 2002. The depreciation charge decreased as a result of asset impairments totaling $0.5 billion in the second quarter of 2002 and $1.4 billion as part of fresh start accounting. We depreciate property and equipment on a straight-line basis over the estimated useful life of the asset, generally no more than 15 years.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The FEA system consists of approximately 28,000 kilometers of undersea fiber-optic cable with a 580 kilometer dual land crossing in Egypt and a 450 kilometer dual land crossing in Thailand, linking Western Europe and Japan via the Middle East, India, Southeast Asia and China.

    The FNAL system provides a 12,500 kilometer city-to-city service between the high traffic centers of Hong Kong, Seoul, Tokyo and Taipei, over infrastructure co-built and co-owned with Reach.

    Following the adoption of SFAS 144, we prepared DCF models for each of the cable systems, including a review of the estimation of the cost of capital. Given the high level of competition in terms of alternative supply, lower than generally expected demand for the trans-Atlantic route, significant over-supply for the trans-Atlantic route, we have reviewed the revenue opportunities on this route and have recognized an impairment charge of $327.9 million in respect of the FEA system in the second quarter of 2002.

    Given the high level of competition in terms of alternative supply and higher than expected price erosion on various routes connecting Hong Kong, we have reviewed the revenue opportunities on this route and have recognized an impairment charge of $225.0 million in respect of the FNAL system in the second quarter of 2002. See Note 2.12.

    REORGANIZATION COSTS

    During the three months ended June 30, 2002 we incurred reorganization costs of $33.3 million arising from the application of SOP 90-7, as referred to in Basis of Preparation and Forward-Looking Statements above. Specifically, these costs relate to professional fees ($3.6 million), retainers ($2.2 million), capitalized finance cost ($18.2 million) and underwriter's discount
($12.3 million) paid during the three months ended June 30, 2002, net of interest received of $3.0 million.

    RESTRUCTURING COSTS

    Upon emergence from bankruptcy, the Company initiated a plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and the first quarter of 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14). The Successor incurred $4.1 million in costs as part of the Plan, of which $3.3 million had been incurred by June 30, 2003.

    The last planned office closure occurred in April 2003 and the last related employee termination is expected in August 2003.

    The following summarizes the activity for the restructuring costs incurred by the Company

                                                               ONE-TIME
                                                              TERMINATION
                                                                 COSTS
                                                              -----------
                                                              (UNAUDITED)
Beginning balance January 1, 2003...........................    $ 2,604
Release of over-accrual.....................................       (323)
Amounts charged to expense, included within selling, general
  and administrative expenses...............................        323
Amounts paid................................................     (1,808)
                                                                -------
Closing balance June 30, 2003...............................    $   796
                                                                =======

    INTEREST EXPENSE

    Interest expense on borrowings for the three months ended June 30, 2003 was $1.4 million, compared to $0.8 million during the three months ended June 30, 2002. Interest expense on borrowings for the six months ended June 30, 2003 was $4.5 million, compared to $40.9 million during the six months ended June 30, 2002. The decrease in interest expense for these periods was attributable to reduction and restructuring of our debt as a result of chapter 11 proceedings.

    FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange gain for the three months and six months ended June 30, 2003 was $0.9 million and $0.6 million, respectively. The gain resulted predominantly from appreciation in value on our Euro bank accounts in the three months ended June 30, 2003, which was partially offset by the weakening of the US dollar against operating expenses in foreign currencies in the six months ended June 30, 2003. We recognized a foreign exchange loss of $30.7 million and $27.8 million for the three months and six months ended June 30, 2002, respectively, arising predominantly from the translation of Euro denominated debt.

    INTEREST INCOME

    Interest income of $0.1 million and $0.4 million was earned during the three months and six months ended June 30, 2003, respectively, compared to $nil and $4.0 million earned during the three months and six months ended June 30, 2002, respectively, reflecting the reduced cash balances and the recording of any such income as reorganization costs in accordance with SOP-90-7. The interest income was earned on cash balances, short-term investments and restricted cash.

    PROVISION FOR TAXES

    The provision for taxes was a charge of $0.3 million for the three months ended June 30, 2003, compared to a charge of $2.0 million for the three months ended June 30, 2002. The provision for taxes was a charge of $0.6 million for the six months ended June 30, 2003, compared to a credit of $0.2 million for the six months ended June 30, 2002.

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

    NET LOSS AND LOSS PER COMMON SHARE

    For the three months ended June 30, 2003, we recorded a net loss of $25.8 million, compared to a net loss of $656.1 million for the three months ended June 30, 2002.

    Basic and diluted loss per common share was $12.92 for the three months ended June 30, 2003, compared to basic and diluted loss per common share of $4.89 for the three months ended June 30, 2002.

    For the six months ended June 30, 2003, we recorded a net loss of $41.0 million, compared to a net loss of $736.5 million for the six months ended June 30, 2002.

    Basic and diluted loss per common share was $20.52 for the six months ended June 30, 2003, compared to basic and diluted loss per common share of $5.49 for the six months ended June 30, 2002.

    LIQUIDITY AND CAPITAL RESOURCES

    For a description of our restructuring, see Note 1 to the financial statements included in Item 1.

                                                                       SUCCESSOR
                                                              ---------------------------
                                                               JUNE 30,     DECEMBER 31,
(EXPRESSED IN THOUSANDS OF DOLLARS)                              2003           2002
-----------------------------------                           -----------   -------------
                                                              (UNAUDITED)    (UNAUDITED)
Cash and cash equivalents...................................    $95,404       $125,777
Restricted cash.............................................      4,381          8,441
Working capital.............................................     52,183        103,304
                                                                =======       ========

    CASH AND CASH EQUIVALENTS

    As at June 30, 2003, the Company currently had cash and cash equivalents of $95.4 million. We believe that, based on current market conditions, current financial conditions and our latest financial projections, this cash balance is sufficient to enable us to continue to meet in full our financial obligations as they fall due in the foreseeable future. In addition to current operating requirements, we are expecting to repay the indebtedness under the Indenture during the next three months and as a result our cash balance is expected to decrease. This will be partly offset by the receipt of expected VAT refunds during the next six months.

    RESTRICTED CASH

    The Company designates funds held by banks or other third parties as collateral for guarantees and performance bonds as restricted cash.

    CASH FLOWS AND WORKING CAPITAL

    At June 30, 2003, working capital, defined by the Company as net current assets, had decreased to $52.2 million from $103.3 million at December 31, 2002 primarily as a result of the reclassification of long-term debt to short-term debt as it falls due within the next 12 months, along with a reduction in the total cash balance. Total cash, excluding restricted cash, had decreased by $30.4 million from $125.8 million at December 31, 2002. This decrease was primarily due to net cash used in operating activities of $31.4 million and net cash used in financing activities of $2.0 million, partially offset by net cash provided by investing activities of $1.3 million during the six months ended June 30, 2003.

    Net cash used in operating activities for the six months ended June 30, 2003 of $31.4 million was primarily due to a net loss of $41.0 million, and payments made to reduce our trade creditors balance by $16.6 million, partially offset by an increase in our deferred revenue balance of $9.3 million and a depreciation charge of $15.9 million.

    Net cash used in financing activities for the six months ended June 30, 2003 of $2.0 million was due to the repayment of long-term debt.

    Net cash provided by investing activities for the six months ended June 30, 2003 of $1.3 million was primarily due to a decrease in our restricted cash balance of $4.1 million, partially offset by payments made for construction costs and investment in plant and equipment of $2.8 million.

    ASSETS

    Our primary asset is the net book value of the FLAG Telecom global network, including construction in progress recorded in property and equipment totaling $292.8 million at June 30, 2003, compared to $302.5 million at December 31, 2002. The increase of $3.4 million (excluding depreciation charged in the six months ended June 30, 2003 of $13.1 million) is mainly attributed to an overall increase in network capacity and construction in progress.

    Our other property and equipment consist primarily of office furniture, leasehold improvements and computer equipment that had net book values of $9.7 million and $12.6 million as of June 30, 2003 and December 31, 2002, respectively.

    ACCOUNTS RECEIVABLE

    The accounts receivable balance at June 30, 2003 was $74.8 million compared to $81.9 million at December 31, 2002. The allowance for doubtful accounts at June 30, 2003 was $20.5 million, compared to $10.4 million at December 31, 2002. This increase is attributable to additional provisions against specific credit concerns as well as certain customer disputes.

    We are aware that one of our customers, Global Crossing, has announced that it has filed for bankruptcy protection under chapter 11. As at June 30, 2003, Global Crossing and its affiliates owed us $0.2 million ($0.2 million at December 31, 2002). This has been provided for in full. Global Crossing has $24.7 million of credits to be used on our system, subject to certain provisions under a governing agreement, which cannot be offset against any monies owing to us. These credits expire on December 31, 2009.

    Other customers have credits totaling $25.5 million to be used on our fiber-optic system, subject to certain provisions under our agreements with these customers. These credits generally expire over the lifetime of the cable.

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

ITEM 4.  CONTROLS AND PROCEDURES

    The Company's disclosure controls and procedures ("Disclosure Controls") are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    Internal control over financial reporting ("Internal Controls") is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal Controls include policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

    CHANGES IN INTERNAL CONTROLS

    As discussed in our Annual Report on form 10-K for the year ended
December 31, 2002, which was filed with the Securities and Exchange Commission on July 3, 2003, certain reportable Internal Controls deficiencies were identified within the 90-day period prior to the date of the report. Our independent auditors, Ernst & Young, LLP advised the Audit Committee that these Internal control deficiencies constituted reportable conditions and, collectively, a "material weakness" as defined in Statement on auditing Standards No. 60:

    1.  Bank reconciliations

    2.  Accounts payable, and

    3.  Financial statements close process.

    To date, a number of corrective actions and changes to the Internal Controls have been taken to address these weaknesses. However, they have not yet been fully implemented.

    To further address the deficiencies and weaknesses identified, we are implementing additional changes appropriate to our processes, procedures, systems and personnel. The corrective actions taken to date include, among other things:

    - Increasing supervisory and management review procedures during the month end closing process;

    - Establishing new processes and procedures for various activities including disbursements, revenues assurance and capital projects approvals;

    - Performing accounting reconciliation activities (including bank reconciliations) on a more regular basis; and

    - Focusing internal audit work on the major business cycles to identify control weaknesses and recommend appropriate corrective action.

    Furthermore, management has developed a Finance Improvement Plan, the key elements of which are as follows:

    - Further review of the organization of the Finance department;

    - Review and clean up of subsidiary ledgers to improve the quality of management information;

    - Review and improvement of processes and procedures for recording inventory and capital asset transactions, including physical verification and development of asset registers reconciled to the general ledger;

    - Review and improvement of billing, collection and bad debt procedures;

    - Review and improvement of month end accounting procedures to ensure production of timely and relevant management information; and

    - Engagement of external consultants to assist process mapping and documentation of key business cycles and controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

    Our independent auditors have also raised management letter comments that will be addressed through our Finance Improvement Plan.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. In addition, we evaluated whether there was any change in our Internal Controls that occurred during the past fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of this review and evaluation, which was concluded in the course of preparing our financial statements for the three months ended June 30, 2003 and in connection with the audit and re-audit of our financial statements for 2002, 2001 and 2000 by our independent auditors, Ernst & Young, LLP, management determined that, despite the fact that significant progress had been made, all our planned corrective actions and changes to the Internal Controls had not yet been fully implemented and tested.

    Following this review and evaluation, we have also performed additional substantive procedures, including a review of specific balance sheet and operating expense accounts as well as a review of the application of our revenue recognition policy. We believe that the corrective actions we have taken and the additional substantive procedures we have performed, provide us with reasonable assurance that the deficiencies and weaknesses identified did not result in material misstatements in our consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

    The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering of Predecessor and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not name Predecessor as a defendant, but it does name FLAG Telecom. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

    A Motion to Dismiss was filed by the defendants, including FLAG Telecom, on July 7, 2003.

    As we, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be by the insurance company. Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. Based on the likelihood of this event occurring, no provision for these liabilities has been made in our financial statements.

    INJUNCTIVE RELIEF--FNAL NOTE

    On August 7, 2003, the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief (the "Action") in the United States Bankruptcy Court for the Southern District of New York naming Kensington International Ltd. ("Kensington"), Springfield Associates, LLC ("Springfield"), Wilmington Trust Company, and The Bank of New York as defendants. Kensington and Springfield allege to be the holders of the FNAL Note (defined below) issued by FLAG Asia Limited, a subsidiary of the Company. The Company is a guarantor of the FNAL Note. By letter dated August 4, 2003 and addressed to FLAG Asia Limited, Kensington and Springfield alleged that a default occurred arising from an alleged failure of a subsidiary of the Company to further perfect the interests in the collateral that secures the FNAL Note in Taiwan. Further, the letter declared that the alleged default caused an acceleration of the indebtedness underlying the FNAL Note. In the Action, the Company and certain of its subsidiaries seek a prompt entry of an order declaring that FLAG Asia Limited has not defaulted on the FNAL Note. The Action further seeks to enjoin the defendants from accelerating the amounts owed on the FNAL Note, as well as certain other senior secured notes issued under that certain Indenture, dated as of October 9, 2002 among the Company, certain subsidiaries of the Company that are guarantors thereto, and The Bank of New York, as trustee (the "Indenture"). As previously announced, the Company intends to redeem the notes issued under the Indenture on August 25, 2002 at a discount of $35.25 million plus accrued interest.

    Management believes that the alleged default under the FNAL Note is without merit and the likelihood of the allegation being upheld is remote. Consequently, no provision has been made. In arriving at its opinion, management has consulted external counsel.

    A hearing on the matter is currently scheduled for August 21, 2003 and a judgment is expected on August 22, 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1*  Employment Agreement, dated as of June 10, 2003, between the
       Company and Alexander Gersh.

10.2*  Compromise Agreement, dated as of June 13, 2003, between the
       FLAG Telecom Limited and Michel Cayouette.

10.3*  Variation to Employment Agreement, dated as of July 31,
       2003, between the Company and Alexander Gersh.

31.1*  Certification of the Chief Executive Officer pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*  Certification of the Chief Financial Officer pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+  Certification of the Chief Executive Officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+  Certification of the Chief Financial Officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*  Risk Factors Affecting Future Financial Performance.

------------------------

*   Filed herewith

+  Furnished herewith

    (b) Reports on Form 8-K.

    The Company filed the following Form 8-K Current Reports during the period from April 1, 2003 through June 30, 2003:

    April 1, 2003 Announcing the Company's intention to file its Annual Report on Form 10-K in May 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of August 2003.

                                                       FLAG TELECOM GROUP LIMITED

                                                       By:             /s/ ALEXANDER GERSH
                                                            ----------------------------------------
                                                                         Alexander Gersh
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:             /s/ KEES VAN OPHEM
                                                            ----------------------------------------
                                                                         Kees van Ophem
                                                             GENERAL COUNSEL AND ASSISTANT SECRETARY