Form 10-Q
period 2003-09-30
FLAG TELECOM GROUP LTD
filed 2003-11-14
CIK 1102752

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29207

FLAG TELECOM GROUP LIMITED
(Exact name of registrant as specified in its charter)

BERMUDA
(State or other Jurisdiction of Incorporation or Organization)

CANON'S COURT
22 VICTORIA STREET
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒    No ☐

        2,000,000 common shares (par value $1.00 per share) of FLAG Telecom Group Limited were outstanding as of November 14, 2003.

FLAG TELECOM GROUP LIMITED
FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

1.A

FLAG TELECOM GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Expressed in thousands of U.S. Dollars except share and per share amounts)

	Successor
	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 52,055	$125,777
Accounts receivable, net of allowance for doubtful accounts of $21,481 (2002—$10,444)	71,580	81,850
Prepaid expenses and other assets	59,851	46,271

Total current assets	183,486	253,898
Non-current assets:
Restricted cash	5,164	8,441
Other long term assets, net	17,833	21,507
Property and equipment, net	312,249	315,122

Total assets	$518,732	$598,968

LIABILITIES:
Current liabilities:
Accounts payable	$ 16,586	$ 32,795
Accrued liabilities	42,772	49,252
Deferred revenue	24,879	34,115
Income taxes payable	12,114	10,986
Short term debt	9,661	9,517
Performance obligations under long-term contracts	14,817	13,929

Total current liabilities	120,829	150,594
Non current liabilities:
Long-term debt	18,429	67,911
Other long-term liabilities	10,265	4,928
Deferred revenue	60,088	17,464
Performance obligations under long-term contracts	107,459	118,757

Total liabilities	317,070	359,654

Minority interest	1,969	2,741
SHAREHOLDERS' EQUITY:
Common stock, $1.00 (2002—$1.00) par value, 20,000,000 (2002—3,000,000) authorized and 2,000,000 (2002—2,000,000) outstanding	2,000	2,000
Additional paid-in capital	266,700	266,700
Accumulated other comprehensive income	11,109	4,720
Accumulated deficit	(80,116)	(36,847)

Total shareholders' equity	199,693	236,573

Total liabilities and shareholders' equity	$518,732	$598,968

The accompanying notes are an integral part of these financial statements.

1.B

FLAG TELECOM GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars except share and per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
REVENUES:
Capacity revenue, net of discounts	$2,644	$26,532	$6,395	$83,514
Operations and maintenance revenue	11,425	13,401	42,266	49,870
Network services revenue	10,440	16,486	33,733	39,644
Amortization of performance obligations under long-term contracts	3,446	—	10,410	—

TOTAL REVENUES	27,955	56,419	92,804	173,028

EXPENSES:
Operations and maintenance cost	15,424	10,444	51,451	54,770
Network expenses	7,113	13,161	19,188	39,741
Selling, general and administrative	13,560	17,201	42,405	55,291
Gain from early extinguishments of debt	(9,900)	—	(9,900)	—
Bad debt expense	792	7,311	9,980	15,565
Restructuring costs	—	1,893	—	1,893
Asset impairment	—	—	—	552,900
Depreciation	8,328	39,125	24,234	123,407

TOTAL EXPENSES	35,317	89,135	137,358	843,567

OPERATING LOSS BEFORE REORGANIZATION ITEMS	(7,362)	(32,716)	(44,554)	(670,539)
REORGANIZATION ITEMS
Reorganization costs	—	(24,286)	—	(57,362)
Gain on pre-confirmation contingency	6,500	—	6,500	—

TOTAL REORGANIZATION ITEMS	6,500	(24,286)	6,500	(57,362)

OPERATING LOSS	(862)	(57,002)	(38,054)	(727,901)
INTEREST EXPENSE	(1,100)	(1,359)	(5,570)	(42,279)
FOREIGN CURRENCY (LOSS)/GAIN	(161)	3,051	445	(25,036)
INTEREST INCOME	119	241	565	4,041

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,004)	(55,069)	(42,614)	(791,175)
PROVISION FOR INCOME TAXES	(787)	3,502	(1,427)	3,787

LOSS BEFORE MINORITY INTEREST	(2,791)	(51,567)	(44,041)	(787,388)
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	552	—	772	—

NET LOSS	$(2,239)	$(51,567)	$(43,269)	$(787,388)

Basic and diluted net loss per share	$(1.12)	$(0.38)	$(21.63)	$(5.87)

Weighted average common shares outstanding	2,000,000	134,139,046	2,000,000	134,139,046

The accompanying notes are an integral part of these financial statements.

1.C

FLAG TELECOM GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
NET LOSS	$(2,239)	$(51,567)	$(43,269)	$(787,388)
Foreign currency translation	899	(3,476)	6,389	14,338
Loss on derivatives—change in fair value	—	—	—	(57)

COMPREHENSIVE LOSS	$(1,340)	$(55,043)	$(36,880)	$(773,107)

The accompanying notes are an integral part of these financial statements.

1.D

FLAG TELECOM GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Successor	Predecessor
	Nine months ended
	September 30, 2003	September 30, 2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before reorganization items	$—	$(787,388)
Reorganization costs	—	(57,362)

Net loss	(43,269)	(730,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(772)	—
Amortization of financing costs	—	9,387
Allowance for doubtful accounts	9,980	15,565
Senior debt discount	—	1,200
Depreciation	24,234	123,407
Non-cash asset impairment charge	—	552,900
Loss on disposal of property and equipment	141	51
Amortization of performance obligations	(10,410)	—
Gain on settlement of long-term debt	(9,900)	—
Gain on pre-confirmation contingency	(6,500)	—
Fair value appreciation of long-term debt	1,160	—
Deferred taxes	(79)	(2,242)
Add/(deduct) net changes in assets and liabilities:
Accounts receivable	290	19,091
Prepaid expenses and other assets	(12,920)	(17,477)
Accounts payable and accrued liabilities	(13,634)	4,017
Income taxes payable	1,128	(3,318)
Deferred revenue and other	33,388	(180)

Net cash used in operating activities before reorganization activities	(27,163)	(27,625)
Cash received/(paid) for reorganization items	5,000	(8,762)

Net cash used in operating activities	(22,163)	(36,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of foreign exchange swaps	—	(6,530)
Repayment of long-term debt	(44,598)	(88,501)

Net cash used in financing activities	(44,598)	(95,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	3,305	108,283
Proceeds from disposal of property and equipment	11	94
Investment in property and equipment	(11,655)	(159,994)

Net cash used in investing activities	(8,339)	(51,617)

NET DECREASE IN CASH	(75,100)	(183,035)
Effect of foreign currency movements	1,378	27,532
CASH, beginning of period	125,777	417,396

CASH, end of period	$52,055	$261,893

SUPPLEMENTAL INFORMATION DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense for period	$5,570	$42,279
Amortization of financing costs	—	(10,587)
Interest transferred to liabilities subject to compromise	—	(40,452)
Fair value appreciation of long-term debt	(1,160)	—
Decrease in accrued interest payable	207	31,579

Interest paid	$4,617	$22,819

Interest capitalized	$—	$2,165

Taxes paid	$63	$1,750

The accompanying notes are an integral part of these financial statements.

1.E

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in thousands of U.S. Dollars except share and per share amounts)

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

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 and 2002, the balance sheets as of September 30, 2003 and December 31, 2002, and the cash flows for the nine months ended September 30, 2003 and 2002.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In addition, Predecessor's results of operations for the three months and nine months ended September 30, 2002 are not comparable to the Company's results for the three months and nine months ended September 30, 2003 due to the adoption of fresh start accounting upon emergence from bankruptcy.

        Subsequent to September 30, 2003, FLAG Telecom entered into an Agreement and Plan of Amalgamation with Reliance Gateway Net Limited ("Reliance Gateway"), a wholly owned subsidiary of Reliance Infocomm Limited, pursuant to which Reliance Gateway has agreed to acquire 100% of the Company's common shares on a fully diluted basis for an aggregate purchase price of $207 million, reflecting a per share price of $95.61. The Agreement and Plan of Amalgamation has not yet been approved by the shareholders and Bermuda and United States regulatory authorities. Refer to Item 12, Part I of this report for more details.

2.     SIGNIFICANT ACCOUNTING POLICIES

        The significant accounting policies of the Company are summarized as follows:

  2.1    BASIS OF CONSOLIDATION

        The financial statements consolidate the financial statements of FLAG Telecom and its subsidiary companies after eliminating intercompany transactions and balances and recording minority interests. Investments in which FLAG Telecom has an investment of 20%-50% or investments in which FLAG

Telecom can exert significant influence, but does not control, are accounted for under the equity method. Accordingly, the Company has a 49% interest in Seoul Telenet Inc. which is accounted for under the principles of consolidation. The Company consolidates Seoul Telenet Inc. as it exercises control over the operations despite having an investment of only 49%.

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

  2.7    PENSIONS

        All eligible employees of The Company are covered by a non-contributory defined contribution pension plan. Accordingly, we are not subject to the disclosure requirements of a defined benefit pension plan, being the change in benefit obligation, change in plan assets, funded status and reconciliation to amounts recognized in the consolidated balance sheets.

  2.8    INCOME TAXES

        Income taxes are accounted for under the liability method. Deferred taxes are determined based on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. A deferred tax liability or asset is recorded using the enacted tax rates expected to apply to taxable income in the period in which the deferred tax liability or asset is expected to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. Future tax benefits attributable to these differences, if any, are recognizable to the extent that realization of such benefits is more likely than not. A valuation allowance is recognized, based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

  2.11    PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, net of accumulated depreciation. In accordance with fresh start accounting, the book value of property and equipment was adjusted to its fair value and amortized over its remaining estimated useful life. Depreciation is taken on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment	3 years
Fixtures and fittings	5 years
Leasehold improvements	Remaining lease term
Motor vehicles	5 years
Cable systems	15 years or remaining useful lives

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

  2.15    DERIVATIVE FINANCIAL INSTRUMENTS

        Prior to the commencement of its chapter 11 proceedings, Predecessor had been using derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates, currencies and other market risks. Predecessor did not utilize derivative financial instruments for trading or other speculative purposes. The counter-parties to these instruments were major financial institutions with high credit quality. Predecessor was exposed to credit loss in the event of non-performance by these counter-parties. The Company does not currently use derivative financial instruments.

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

  2.19    ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company maintains an allowance for doubtful accounts. Payments due from purchasers of capacity are generally payable within 30 days; however, we have outstanding receivables greater than 30 days. We have established an allowance for doubtful accounts based on our experience with potential uncollectable receivables and our expectations as to payments. This allowance could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers.

  2.20    REPAIRS AND MAINTENANCE COSTS

        Expenditures for repairs, replacement and maintenance are expensed as incurred. Such costs include routine maintenance and repair work to office buildings and equipment.

  2.21    ASSET RETIREMENT OBLIGATIONS

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

  2.22    GUARANTEES

        In accordance with the provisions of FIN 45, at the time the Company issues a guarantee an initial liability is recognized for the fair market value of the obligations assumed under that guarantee. We periodically review events and changes in circumstances to determine whether the carrying value of the obligations assumed under that guarantee should be reassessed.

  2.23    RECLASSIFICATIONS

        Certain current and prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        EMERGING ISSUES TASK FORCE ISSUE NO. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES—EITF 00-21

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of the provisions of EITF Issue No. 00-21 will have on its financial position, results of operations and cash flows.

        FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS—FIN 45

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has valued and disclosed its guarantees in accordance with the provisions of FIN 45.

        FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES—FIN 46

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or

(b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46 a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity's expected losses or to receive a majority of the entity's expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Company is currently performing a preliminary assessment of the effect that the adoption of the provisions of FIN 46 will have on its financial position, results of operations and cash flows.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY—SFAS 150

        In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) which establishes standards for classifying and measuring certain financial instruments issued by a company with characteristics of both liabilities and equity. The statement is effective for all financial instruments created on or modified after May 31, 2003 and otherwise effective at the beginning of our third quarter of fiscal 2004 beginning September 1, 2003. We have not issued any such instruments and therefore the adoption of SFAS 150 does not have a material effect on our financial position, results of operations and cash flows.

4.     SEGMENT REPORTING

        Although our sales and marketing function is structured geographically, we sell the full range of our products and services across the global network. The Company evaluates the performance of one segment, the global network.

        Revenue analyzed by geographical location of customers, based on the location of the customer's parent company, is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
North America	$3,970	$16,818	$21,738	$73,055
Europe	6,584	7,275	17,204	27,003
Middle East	5,876	4,709	18,762	23,366
Asia	8,079	27,617	24,690	49,604

Total geographic revenue	24,509	56,419	82,394	173,028
Amortization of performance obligations under long-term contracts	3,446	—	10,410	—

Consolidated revenue	$27,955	$56,419	$92,804	$173,028

5.     EARNINGS PER SHARE

        Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. For the three month and nine month periods ended September 30, 2003 and 2002 presented, no potentially dilutive securities have been included in the calculation of diluted net loss per share amounts, as the effects would be anti-dilutive.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Net Loss	$(2,239)	$(51,567)	$(43,269)	$(787,388)
Basic and diluted loss per share	$(1.12)	$(0.38)	$(21.63)	$(5.87)
Weighted average common shares outstanding	2,000,000	134,139,046	2,000,000	134,139,046

Pro forma basic and diluted loss per share*	N/A	$(25.78)	N/A	$(393.69)
Pro forma weighted average common shares outstanding	N/A	2,000,000	N/A	2,000,000

*
The pro forma information has been provided to illustrate the earnings per share for the three month and nine month period ended September 30, 2002 as if the weighted average common shares outstanding were the same as for the three month and nine month period ended September 30, 2003.

6.     STOCK-BASED COMPENSATION

        At September 30, 2003, the Company had one stock-based employee compensation plan (the "2002 Stock Incentive Plan"), which is more fully described in Note 17 in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for its stock-based compensation plan under the fair value method as described in SFAS 123. The Company has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans.

        The Company may issue options to acquire up to 222,222 common shares pursuant to the 2002 Stock Incentive Plan.

        The stock-based employee compensation plan of Predecessor was cancelled on October 9, 2002 upon the Company's emergence from chapter 11 activities.

        In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following table illustrates the assumptions used and the effect on net loss and loss per share on a pro forma basis if the Company had applied the fair value recognition provisions of SFAS

No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Net loss as reported	$(2,239)	$(51,567)	$(43,269)	$(787,388)
Less: Total stock-based compensation expense determined under fair value based method for all awards	(98)	—	(193)	(2,374)
Pro forma net loss	$(2,337)	$(51,567)	$(43,462)	$(789,762)

Basic and diluted loss per share as reported	$(1.12)	$(0.38)	$(21.63)	$(5.87)

Pro forma basic and diluted loss per share	$(1.17)	$(0.38)	$(21.73)	$(5.89)

7.     IMPAIRMENT OF LONG-LIVED ASSETS

        Following the adoption of SFAS 144, we prepared discounted cashflow models for each of the cable systems, including a review of the estimation of the cost of capital. Given the high level of competition in terms of alternative supply, we have reviewed the revenue opportunities on the FEA system and have recognized an impairment charge of $327.9 million in respect of the FEA system in the second quarter of 2002.

        Given the high level of competition in terms of alternative supply and higher than expected price erosion on various routes connecting Hong Kong, we have reviewed the revenue opportunities on the FNAL system and have recognized an impairment charge of $225.0 million in respect of the FNAL system in the second quarter of 2002. See Note 2.12 to the Financial Statements contained in this Report.

8.     REORGANIZATION ITEMS

        During the three months ended September 30, 2003 the Company entered into an agreement with a third party to settle various unasserted disputes relating to certain IRUs entered into prior to the commencement of chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting ("AICPA PB 11"), and the resulting gain on this settlement of $6.5 million is included within Reorganization Items.

9.     RESTRUCTURING COSTS

        Upon emergence from bankruptcy, the Company initiated a plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and the first three months of 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14).

        The last planned office closure occurred in April 2003 and the last related employee termination occurred in August 2003. The Company had incurred $4.1 million in costs as part of the plan by September 30, 2003 and does not expect any further material costs to be incurred. The remaining balance of the restructuring provision is included within accrued liabilities.

        The following summarizes the activity for the restructuring costs incurred by the Company during the nine month period ended September 30, 2003:

One-time termination costs
(unaudited)
Beginning balance January 1, 2003	$2,604
Amounts paid	(2,027)

Closing balance September 30, 2003	$577

10.   LEGAL PROCEEDINGS

  Loftin Action—Class Action Lawsuit

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

        The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering of Predecessor and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not currently name Predecessor as a defendant, but it does name FLAG Telecom. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

        A Motion to Dismiss was filed by the defendants, including FLAG Telecom, on July 7, 2003.

        As the Company, per the Plan, has no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case coverage under the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be invalidated by the insurance company. Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. Based on the likelihood of this event occurring, no provision for these liabilities has been made in our financial statements.

  Injunctive Relief—FNAL Note

        On August 7, 2003, the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief (the "Action") in the United States Bankruptcy Court for the Southern District of New York naming Kensington International Ltd. ("Kensington"), Springfield Associates, LLC ("Springfield" and collectively, with Kensington, the "Defendants"), Wilmington Trust Company,

and The Bank of New York, as defendants. The Defendants alleged to be the holders of the FNAL Note (defined below) issued by FLAG Asia Limited, a subsidiary of the Company. The Company is a guarantor of the FNAL Note. By a letter dated August 4, 2003 and addressed to FLAG Asia Limited, the Defendants alleged that a default occurred arising from an alleged failure of a subsidiary of the Company to further perfect the interests in the collateral that secures the FNAL Note in Taiwan. Further, the letter declared that the alleged default caused an acceleration of the indebtedness underlying the FNAL Note. In the Action, the Company and certain of its subsidiaries sought a prompt entry of an order declaring that FLAG Asia Limited had not defaulted on the FNAL Note. The Action further sought to enjoin the defendants from accelerating the amounts owed on the FNAL Note, as well as certain other senior secured notes issued under that certain Indenture, dated as of October 9, 2002 among the Company, certain subsidiaries of the Company that are guarantors thereto, and The Bank of New York, as trustee (the "Indenture"). On August 25, 2003, the Company redeemed the notes issued under the Indenture.

        A hearing on the Action took place in New York on August 22, 2003. The court ruled in the Company's favor and enjoined the defendants under the Action from taking any further action to accelerate or collect upon the FNAL Note. Furthermore, the Bank of New York was directed to proceed with the redemption of three series of Notes issued under the Indenture at a discount as previously noticed in the company's Notices of Redemption dated July 25, 2003. However, despite the redemption of the Indenture, it was ruled that the Security Agreement (as defined below) underlying the Indenture must remain in place for the benefit of the defendants' claim of $3.1 million until a final judgment on this matter is issued.

        Management believes that the alleged default under the FNAL Note is without merit and the likelihood of the allegation being upheld is remote. Consequently, no provision has been made. In arriving at its opinion, management has consulted external counsel.

  Office of Fair Trading ("OFT") Inquiry

        On August 20, 2003, FLAG Telecom Limited, a UK subsidiary of the Company received a Notice from the UK Office of Fair Trading ("OFT") requiring the production of certain documents and the provision of information under Section 26 of the Competition Act 1998. The OFT stated that it has reasonable grounds that an infringement of the Competition Act had occurred by way of an agreement or concerted practice that had the effect of a collective boycott and/or by way of price fixing agreements or exchanging information on prices in the context of the UK Cable Protection Committee ("UKCPC") with the object of restricting competition within the market for UK submarine cable landings and capacity. As the Company had already decided upon its cable landings before the cable landing provider, who allegedly has been boycotted, presented itself as an alternative provider and as the Company has participated in UKCPC meetings strictly with respect to non-commercial, technical, matters only, the Company believes that the allegations contained in the Notice from the OFT are without merit. Accordingly, the Company has not made any provisions in this context.

  Other

        We are also involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

11.   INDEBTEDNESS

        Upon our emergence from chapter 11 proceedings our company and our subsidiaries entered into various financing agreements. Our debt instruments are described below:

  The Series A Notes

        On the Effective Date, we issued Series A Notes in the original principal amount of $45 million, which were due and payable on October 1, 2005, and bore simple interest on this amount, less any principal repayments made, at the following rates: 6.67% per annum for the first 12 months after the Effective Date; 7.33% per annum for months 13 through 24 after the Effective Date; and 8% per annum for months 25 through 36 after the Effective Date. The Company redeemed all of the Series A Notes on August 25, 2003 by paying the sum of $30 million, plus accrued but unpaid interest.

  The Series B Note

        We issued the Series B Note on the Effective Date. The Series B Note had an original principal amount of $4 million, due and payable on October 1, 2004 and bore simple interest on this amount, less any principal repayments made, at the following rates: 10% per annum until October 1, 2003; and 11% thereafter. The Company redeemed the Series B Note on August 25, 2003 by paying the sum of $4 million, plus accrued but unpaid interest.

  The Series C Note

        We issued the Series C Note on the Effective Date. The Series C Note had an original principal amount of $1.25 million, due and payable on October 1, 2004 and had the same material terms and conditions as the Series B Note. The Company redeemed the Series C Note on August 25, 2003 by paying the sum of $1.25 million, plus accrued but unpaid interest.

  Gain from early extinguishments of debt

        The redemption of the Series A, B and C Notes, which had a combined face value of $50.25 million, for a discounted redemption value of $35.25 million plus all accrued but unpaid interest, on August 25, 2003, resulting in an accounting gain of $9.9 million.

  Indenture for Series A, B and C Notes

        The Series A Notes, the Series B Note and the Series C Note were each governed by the Indenture. Under the terms of the Indenture we were prohibited from retiring any debt prior to its scheduled maturity, other than the Series A, B and C Notes, non-recourse debt, and intercompany debt. Therefore, we were not permitted to retire the FNAL Note (see below) without the consent of the Series A, B and C Noteholders. However, the FNAL Note and other indebtedness does not prevent us from repurchasing or redeeming the Series A, B and C Notes.

        Pursuant to the terms of the Indenture, each of our subsidiaries other than FLAG Telecom Korea Limited, Seoul Telenet, Inc. and FLAG Telecom Switzerland Network granted a guarantee of the full and punctual payment of principal, premium and interest of each of the Series A, B and C Notes and all other obligations of the Company under the Notes.

        As permitted under Sections 3.05, 4.03 and 5.03 of the Indenture, on August 25, 2003, we redeemed the Series A, B and C Notes, which had a combined face value of $50.25 million, for a discounted redemption value of $35.25 million, plus accrued but unpaid interest. Following these redemptions, the Indenture was terminated and the Company was discharged from its obligations thereunder.

        In connection with the Indenture, we also entered into a Security and Pledge Agreement (the "Security Agreement"), dated as of October 9, 2002, with The Bank of New York, as collateral trustee, under which we pledged and granted a security interest in substantially all of our current and future assets to secure the payment of all the Series A Notes, the Series B Note and the Series C Note. Notwithstanding the termination of the Indenture, the Security Agreement is still in full force and effect, subject to the final resolution of the action related to the FNAL Note described in Note 10.

  Other Indebtedness

        In addition to the notes described above, the Company, and/or certain of its subsidiaries, issued several promissory notes to trade creditors in connection with the Plan. In particular, on May 16, 2002, FLAG Asia Limited issued a promissory note (the "FNAL Note") to a trade creditor in the principal amount of $27.4 million. The FNAL Note is secured by certain assets of FLAG Asia Limited, including one fiber pair and related equipment and rights of FNAL, and guaranteed by FLAG Telecom. The guarantee issued by FLAG Telecom provides that, for the term of the FNAL Note, FLAG Telecom will guarantee the payment and performance of the FNAL Note until the date on which the note is paid in full. As a result, FLAG Telecom is obligated fully and to the same extent as FLAG Asia Limited for the full amount of the FNAL Note until it is paid in full. The FNAL Note bears an interest rate of 7% per annum payable quarterly in arrears commencing on the Effective Date. Of the principal amount, $6 million was paid on September 30, 2003, $6.9 million is due and payable on September 30, 2004 and the remaining principal is due and payable on September 30, 2005.

        In the event of a liquidation event or Change of Control (defined below) of FLAG Asia Limited, the original principal amount of $27.4 million will be payable in full plus accrued but unpaid interest, less any principal repayments made. "Change of Control" is defined to mean, in summary: (i) when any person becomes the beneficial holder of 100% of FLAG Asia Limited's issued capital stock; or (ii) when FLAG Asia Limited consolidates or merges with or into any other person or sells all or substantially all of its assets.

        On August 22, 2003, the US Bankruptcy Court ruled in the Company's favor on an action brought by the Company and certain of its subsidiaries for injunctive and declaratory relief after the noteholders asserted, among other things, that the Company defaulted on its obligations under the Note. Refer to Item 8 of this Report for further details.

        On the Effective Date, the Company also issued a promissory note to another trade creditor in the principal amount of $2.4 million with an 18-month term and 7% interest.

        Also on the Effective Date, FLAG Asia Limited issued an unsecured promissory note to another trade creditor in the principal amount of $1 million with an 18 month term and 7% interest, payable monthly, maturing on March 25, 2004.

        On the Effective Date, the Company also issued an unsecured note to another trade creditor of $3.42 million, repayable in 12 equal monthly installments. This note is not interest bearing.

  Guarantees

        As of September 30, 2003, the Company issued a guarantee in the form of a one year, annually renewable $1 million irrevocable letter of credit. The present value of the maximum potential future payments under the guarantee is $0.9 million. The guarantee is collateralized by cash.

12.   POST BALANCE SHEET EVENT

        On October 16, 2003, the Company entered into an Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with Reliance Gateway Net Limited ("Reliance Gateway"), a company organized under the laws of India, pursuant to which Reliance Gateway has agreed to acquire 100% of the Company's Common Shares on a fully diluted basis for an aggregate consideration of $207 million reflecting a per share price of $95.61, by way of an amalgamation of Gateway Net Bermuda Limited (the "Amalgamation Sub"), a direct, wholly-owned subsidiary of Reliance Gateway, with the Company. The amalgamation would result in the elimination of the separate existence of the Company and the Amalgamation Sub, and the new amalgamated company would continue operating under the name of "FLAG Telecom Group Limited," as a Bermuda company and a direct, wholly-owned subsidiary of Reliance Gateway.

        The Amalgamation Agreement has been unanimously approved by the boards of directors of the Company and Reliance Gateway.

        Closing of the transaction is subject to the receipt of certain regulatory approvals and the approval of the Company's shareholders. The transaction requires the approval of three quarters (75%) of the votes cast at a meeting of the Company's shareholders. If more than 30% of the holders of shares entitled to vote at the meeting do not vote in favor of the approval and adoption of the Amalgamation Agreement and exercise their dissenters' rights, the Amalgamation Agreement may be terminated by Reliance Gateway. The transaction does not require the approval of Reliance shareholders.

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

        You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Factors that could cause our future results to differ from those reflected in forward-looking statements include, but are not limited, to:

  •
  the uncertainty caused by significant oversupply in the telecommunications industry;

  •
  constraints caused by a local landing party blocking access to certain capacity;

  •
  the acceleration of implementation of competitor cables in the Middle Eastern and Indian markets in which we compete;

  •
  lack of availability for additional financing for telecommunications companies such as ours;

  •
  the significant problems being experienced by the telecom industry;

  •
  the financial difficulties being experienced by the Company's customers and suppliers; and

  •
  tax and regulatory changes and conditions.

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

  Critical Accounting Policies

        Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for our critical accounting policies. We have made no material changes to the critical accounting policies described in our Annual Report other than as set forth in Note 2.22 to the Consolidated Financial Statements contained in this Report.

  Results of Operations

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In addition, Predecessor's results of operations for the three months and nine months ended September 30, 2002 are not comparable to the Company's results for the three months and nine months ended September 30, 2003 due to the adoption of fresh start accounting upon emergence from bankruptcy.

  Revenues

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands of Dollars)
	2003	2002	2003	2002
	(unaudited)
Capacity revenue, net of discounts	$2,644	$26,532	$6,395	$83,514
Operations and maintenance	11,425	13,401	42,266	49,870
Network Services	10,440	16,486	33,733	39,644
Amortization of performance obligations under long term contracts	3,446	—	10,410	—

Total revenues	$27,955	$56,419	$92,804	$173,028

  Total revenue

        Total revenue for the three months ended September 30, 2003 decreased 50.4% to $28.0 million as compared to $56.4 million for the three months ended September 30, 2002. Total revenue for the nine months ended September 30, 2003 decreased 46.4% to $92.8 million as compared to $173.0 million for the nine months ended September 30, 2002. These decreases are primarily due to the write off of all deferred revenue as part of fresh start accounting and the issuing of one off credit notes totaling $3.4 million in the quarter. Consequently, revenues as of September 30, 2003 reflect only services performed or products sold and ready for service related to contracts entered into subsequent to October 9, 2002, along with the amortization of performance obligations under long-term contracts. Revenues are also affected by the mix of contracts signed between leases and right of use agreements ("ROUs") due to the different revenue recognition policies.

        We only recognize revenues from the date capacity is activated, or services rendered, with revenues being recognized in the income statement on a pro rata basis evenly over the period of the contract or the lifetime of the cable system, with a maximum of 15 years.

        Included within total revenue for the three months and nine months ended September 30, 2003 is $20.8 million and $68.8 million, respectively, related to contracts entered into prior to December 31, 2002. Additionally, we have signed new contracts with a projected value of $34.3 million and $113.2 million in the three months and nine months ended September 30, 2003, respectively.

        The total right of use, or ROU, capacity acquired by affiliates of Reliance Gateway is $35.0 million or approximately 30.9% of the Company's 2003 new contract values through the nine month period ended September 30, 2003. The total revenue, as recorded, derived from these arrangements for the nine months ended September 30, 2003 was $1.0 million or 1.1% of the Company's total revenue for the period then ended.

  Capacity revenue

        Revenue recognized from the sale of capacity decreased by 90.0% to $2.6 million for the three months ended September 30, 2003, as compared to $26.5 million for the three months ended September 30, 2002. Revenue recognized from the sale of capacity decreased by 92.3% to $6.4 million for the nine months ended September 30, 2003, as compared to $83.5 million for the nine months ended September 30, 2002. These decreases are primarily due to the write off of all deferred revenue as part of fresh start accounting. Capacity revenues in the three months and nine months ended September 30, 2003 only includes revenues from contracts entered into subsequent to October 9, 2002. Capacity revenues consist of leases and ROU contracts.

  Operations and maintenance revenue

        Revenue recognized from operations and maintenance decreased by 14.7% to $11.4 million for the three months ended September 30, 2003, as compared to $13.4 million for the three months ended September 30, 2002. Revenue recognized from operations and maintenance decreased by 15.2% to $42.3 million for the nine months ended September 30, 2003, as compared to $49.9 million for the nine months ended September 30, 2002. These decreases are primarily due to the write off of deferred revenue on prepaid operations and maintenance ("O&M") contracts as part of fresh start accounting, along with price reductions reflecting general market conditions.

  Network services revenue

        Revenue recognized from our network services activities decreased by 36.7% to $10.4 million for the three months ended September 30, 2003, as compared to $16.5 million for the three months ended September 30, 2002. Revenue recognized from our network services activities decreased by 14.9% to $33.7 million for the nine months ended September 30, 2003, as compared to $39.6 million for the nine months ended September 30, 2002. The network services activities consist of IP Transit, managed bandwidth services, vPoP and co-location services. The decreases are due to price erosion and certain annual contracts not being renewed.

  Amortization of performance obligations under long-term contracts

        Upon emergence from chapter 11, and in accordance with fresh start accounting, we began to amortize performance obligations under long-term contracts within revenues. In the three months and nine months ended September 30, 2003, we have amortized $3.4 million and $10.4 million to the income statement, respectively. These performance obligations under long-term contracts arose upon the adoption of fresh start accounting. As part of fresh start accounting, deferred revenue balances were written off and a performance obligations reserve was created to cover future expenses resulting from sale activity recognized prior to restatement, and for which the benefit, except for ongoing O&M payments, was also received prior to restatement. This reserve will be amortized in line with the relevant cost incursion associated with performance of contracts.

  Operating Expenses

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands of Dollars)
	2003	2002	2003	2002
	(unaudited)
Operations and maintenance	$15,424	$10,444	$51,451	$54,770
Network expenses	7,113	13,161	19,188	39,741
Selling, general and administrative	13,560	17,201	42,405	55,291
Gain from early extinguishments of debt	(9,900)	—	(9,900)	—
Bad debt expense	792	7,311	9,980	15,565
Restructuring costs	—	1,893	—	1,893
Asset impairment	—	—	—	552,900
Depreciation	8,328	39,125	24,234	123,407

Total expenses	$35,317	$89,135	$137,358	$843,567

        Included within our operating expenses for the three months and nine months ended September 30, 2003 are recurring fixed costs of $16.5 million and $49.5 million, respectively.

  Operations and maintenance

        During the three months ended September 30, 2003, operations and maintenance costs increased by 47.7% to $15.4 million, as compared to $10.4 million for the three months ended September 30, 2002. During the three months ended September 30, 2003, we incurred further costs of $0.4 million as a direct result of repairs to the FEA cable after the earthquake in Algeria during May 2003, $0.7 million as a direct result of the FA-1 cable break in the North Atlantic and a P3 Spur cable cut in China. Additionally, we have reclassified certain costs from network expenses in 2003. During the nine months ended September 30, 2003, operations and maintenance costs decreased by 6.1% to $51.5 million, as compared to $54.8 million for the nine months ended September 30, 2002. Operations and maintenance costs relate primarily to the provision of standby maintenance under maintenance zone agreements as well as salaries and overheads directly associated with operations and maintenance activities. The decrease for the nine month period reflects the renegotiation of contracts and rationalization in our marine cable operations, landing stations, terrestrial cable operations, PoPs and vendor maintenance and support, along with reductions in certain fixed costs related primarily to marine costs on fixed contracts partially offset by the reclassification of certain backhaul costs from network expenses.

  Network expenses

        During the three months ended September 30, 2003, network expenses decreased by 46.0% to $7.1 million, as compared to $13.2 million for the three months ended September 30, 2002. During the nine months ended September 30, 2003, network expenses decreased by 51.7% to $19.2 million, as compared to $39.7 million for the nine months ended September 30, 2002. These costs relate primarily to the utilization of third party capacity, including local backhaul costs, connection and access fees, restoration charges and other network procurement costs. These decreases reflect the migration from temporary Atlantic facilities onto our own network which took place during the third quarter of 2002 and other measures taken to improve the efficiency of network utilization together with the reclassification of certain backhaul costs to operations and maintenance costs.

  Selling, general and administrative expenses

        During the three months ended September 30, 2003, selling, general and administrative expenses decreased by 21.2% to $13.6 million, as compared to $17.2 million for the three months ended September 30, 2002. During the nine months ended September 30, 2003, selling, general and administrative expenses decreased by 23.3% to $42.4 million, as compared to $55.3 million for the nine months ended September 30, 2002. These decreases reflect lower personnel and related costs due to the downsizing of personnel and office closures during the latter half of 2002 and first quarter of 2003. Subsequent to the restructuring, our total headcount has increased from 260 at September 30, 2002 to 265 at September 30, 2003. Included within selling, general and administrative expenses are certain fixed costs which primarily relate to salaries, office rent and insurance costs. Selling, general and administrative expenses decreased in the three months ended September 30, 2003 primarily as a result of the release of certain provisions made relating to emergence date payments which were settled in the quarter.

  Gain from early extinguishments of debt

        The Company redeemed its Series A, B and C Notes, which had a combined face value of $50.25 million, for a discounted redemption value of $35.25 million plus all accrued but unpaid interest, on August 25, 2003, resulting in an accounting gain of $9.9 million.

  Bad debt expense

        For the three months ended September 30, 2003, we recorded $0.8 million in respect of bad debt expense compared to $7.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded $10.0 million in respect of bad debt expense compared to $15.6 million for the nine months ended September 30, 2002. The bad debt expense for the nine months ended September 30, 2003 was primarily a result of provisions taken against specific credit concerns as well as certain customer disputes.

  Depreciation

        For the three months ended September 30, 2003, we recorded $8.3 million in respect of depreciation compared to $39.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded $24.2 million in respect of depreciation compared to $123.4 million for the nine months ended September 30, 2002. The depreciation charge for the nine month period decreased as a result of asset impairments totaling $0.5 billion in the second quarter of 2002 and $1.4 billion as part of fresh start accounting. We depreciate property and equipment on a straight-line basis over the estimated useful life of the asset, generally no more than 15 years.

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

        The FNAL system provides a 12,500 kilometer city-to-city service between the high traffic centers of Hong Kong, Seoul, Tokyo and Taipei, over infrastructure co-built and co-owned with Reach Cable Networks Limited and Reach Networks KK (collectively "Reach").

        Following the adoption of SFAS 144, we prepared discounted cashflow models for each of the cable systems, including a review of the estimation of the cost of capital. Given the high level of competition in terms of alternative supply, we have reviewed the revenue opportunities on the FEA system and have recognized an impairment charge of $327.9 million in respect of the FEA system in the second quarter of 2002.

        Given the high level of competition in terms of alternative supply and higher than expected price erosion on various routes connecting Hong Kong, we have reviewed the revenue opportunities on the FNAL system and have recognized an impairment charge of $225.0 million in respect of the FNAL system in the second quarter of 2002. See Note 2.12 to the Financial Statements contained in this Report.

  Reorganization costs

        During the three months ended September 30, 2003 the Company entered into an agreement with a third party to settle various unasserted disputes relating to certain IRUs entered into prior to the commencement of chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting ("AICPA PB 11"), and the resulting gain on this settlement of $6.5 million is included within Reorganization Items.

        During the three months and nine months ended September 30, 2002, we incurred reorganization costs of $24.3 million and $57.4 million, respectively, arising from the application of SOP 90-7, as referred to in Basis of Preparation and Forward-Looking Statements above. Specifically, these costs relate to professional fees ($24.0 million) and retainers ($0.3 million) paid during the three months ended September 30, 2002 and professional fees ($27.6 million), retainers ($2.5 million), capitalized finance cost ($18.2 million) and underwriter's discount ($12.3 million) paid during the nine months ended September 30, 2002, net of interest received of $3.2 million.

  Restructuring costs

        Upon emergence from bankruptcy, the Company initiated a plan for a number of office closures, employee relocations and further employment terminations, the details of which were finalized during 2002 and the first quarter of 2003. The employees affected were in Sales (4), Operations (17) and Finance and Administration (14).

        The last planned office closure occurred in April 2003 and the last related employee termination occurred in August 2003. The Company incurred $4.1 million in costs as part of the plan by September 30, 2003 and does not expect any further costs to be incurred.

        The following summarizes the activity for the restructuring costs incurred by the Company during the nine month period ended September 30, 2003:

One-time termination costs
(unaudited)
Beginning balance January 1, 2003	$2,604
Amounts paid	(2,027)

Closing balance September 30, 2003	$577

  Interest expense

        Interest expense on borrowings for the three months ended September 30, 2003 was $1.1 million, compared to $1.4 million during the three months ended September 30, 2002. Interest expense on borrowings for the nine months ended September 30, 2003 was $5.6 million, compared to $42.3 million during the nine months ended September 30, 2002. The decrease in interest expense for these periods was primarily attributable to reduction and restructuring of our debt as a result of chapter 11 proceedings.

  Foreign exchange gains/losses

        The foreign exchange loss for the three months ended September 30, 2003 was $0.2 million and resulted from unfavorable exchange rate movements on the settlement of transactions during the quarter. The foreign exchange gain of $3.1 million for the three months ended September 30, 2002 arose predominantly from the translation of Euro denominated debt. The foreign exchange gain for the nine months ended September 30, 2003 was $0.5 million and resulted predominantly from the weakening of the US dollar against operating expenses in foreign currencies. The foreign exchange loss of $25.0 million for the nine months ended September 30, 2002, arose predominantly from the translation of Euro denominated debt.

  Interest income

        Interest income of $0.1 million and $0.6 million was earned during the three months and nine months ended September 30, 2003, respectively, compared to $0.2 million and $4.0 million earned during the three months and nine months ended September 30, 2002, respectively, reflecting the reduced cash balances and the recording of any such income as reorganization costs in accordance with SOP 90-7. The interest income was earned on cash balances, short-term investments and restricted cash.

  Provision for taxes

        The provision for taxes was a charge of $0.8 million for the three months ended September 30, 2003, compared to a credit of $3.5 million for the three months ended September 30, 2002. The provision for taxes was a charge of $1.4 million for the nine months ended September 30, 2003, compared to a credit of $3.8 million for the nine months ended September 30, 2002.

        The provision for income tax charges/(credits) consists of taxes payable/(receivable) relating to the income earned/(losses) incurred or activities performed by us and our subsidiaries in certain jurisdictions, where they are deemed to have a taxable presence or are otherwise subject to tax.

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

  Net loss and loss per common share

        For the three months ended September 30, 2003, we recorded a net loss of $2.2 million, compared to a net loss of $51.6 million for the three months ended September 30, 2002.

        Basic and diluted loss per common share was $1.12 for the three months ended September 30, 2003, compared to a basic and diluted loss per common share of $0.38 for the three months ended September 30, 2002.

        For the nine months ended September 30, 2003, we recorded a net loss of $43.3 million, compared to a net loss of $787.4 million for the nine months ended September 30, 2002.

        Basic and diluted loss per common share was $21.63 for the nine months ended September 30, 2003, compared to a basic and diluted loss per common share of $5.87 for the nine months ended September 30, 2002.

  Liquidity and Capital Resources

        For a description of our restructuring, see Note 1 to the financial statements included in Item 1.

	Successor
(Expressed in thousands of Dollars)	September 30, 2003	December 31, 2002
	(unaudited)
Cash and cash equivalents	$52,055	$125,777
Restricted cash	5,164	8,441
Working capital	62,657	103,304

  Cash and cash equivalents

        As at September 30, 2003, the Company had cash and cash equivalents of $52.1 million. We believe that, based on current market conditions, current financial conditions and our latest financial projections, this cash balance is sufficient to enable us to continue to meet in full our financial obligations as they fall due in the foreseeable future. Our cash balance decreased during the nine months ended September 30, 2003 primarily due to the repayment of $35.25 million plus accrued but unpaid interest against our indebtedness under the Indenture, net cash used in operating activities of $22.2 million and $9.35 million repaid against other promissory notes issued on the Effective Date.

  Restricted cash

        The Company designates funds held by banks or other third parties as collateral for guarantees and performance bonds as restricted cash.

  Cash flows and working capital

        At September 30, 2003, working capital, defined by the Company as net current assets, had decreased to $62.7 million from $103.3 million at December 31, 2002 primarily as a result of the repayment of our indebtedness under the Indenture, a reduction in the total cash balance and an increase in the allowance for doubtful accounts. Total cash, excluding restricted cash, had decreased by

$73.7 million from $125.8 million at December 31, 2002 to $52.1 million at September 30, 2003. This decrease was primarily due to net cash used in operating activities of $22.2 million, net cash used in financing activities of $44.6 million, net cash used in investing activities of $8.3 million, partially offset by the effect of foreign currency movements of $1.4 million during the nine months ended September 30, 2003.

        Net cash used in operating activities for the nine months ended September 30, 2003 of $22.2 million was primarily due to a net loss of $43.3 million, payments made to reduce our trade creditors balance by $13.6 million, amortization of performance obligations of $10.4 million and a gain on the repayment of long-term debt under the Indenture of $9.9 million, partially offset by an increase in our deferred revenue balance of $33.4 million and a depreciation charge of $24.2 million.

        Net cash used in financing activities for the nine months ended September 30, 2003 of $44.6 million was due to the repayment of $35.25 million plus accrued but unpaid interest against long-term debt under the Indenture and $9.35 million against other promissory notes issued on the Effective Date.

        Net cash provided by investing activities for the nine months ended September 30, 2003 of $8.3 million was primarily due to payments made for construction costs and investment in plant and equipment of $11.6 million, partially offset by a decrease in our restricted cash balance of $3.3 million.

  Assets

        Our primary asset is the net book value of the FLAG Telecom global network, including construction in progress recorded in property and equipment totaling $303.9 million at September 30, 2003, compared to $302.5 million at December 31, 2002. The increase of $21.0 million (excluding depreciation charged in the nine months ended September 30, 2003 of $19.6 million) is mainly attributed to an overall increase in network capacity and construction in progress.

        Our other property and equipment consists primarily of office furniture, leasehold improvements and computer equipment that had net book values of $8.3 million and $12.6 million as of September 30, 2003 and December 31, 2002, respectively.

  Accounts receivable

        The accounts receivable balance at September 30, 2003 was $71.6 million compared to $81.9 million at December 31, 2002. The allowance for doubtful accounts at September 30, 2003 was $21.5 million, compared to $10.4 million at December 31, 2002. This increase is attributable to additional provisions against specific credit concerns as well as certain customer disputes.

        We are aware that one of our customers, Global Crossing, has announced that it has filed for bankruptcy protection under chapter 11. As at September 30, 2003, Global Crossing and its affiliates owed us $0.2 million ($0.2 million at December 31, 2002). This has been provided for in full. Global Crossing has $24.7 million of credits to be used on our system, subject to certain provisions under a governing agreement, which cannot be offset against any monies owing to us. These credits expire on December 31, 2009.

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

  Credit Risk

        Accounts receivable potentially subject FLAG Telecom to a concentration of credit risk. FLAG Telecom performs ongoing credit evaluations of the financial condition of its larger customers. Geographical risk is mitigated by the fact that revenues are not concentrated in one part of the world. See Note 4, "Segment Reporting", to the Consolidated Financial Statements contained in this Report for concentrations by geographic areas.

        Where the Company enters into contractual arrangements with customers that are in bankruptcy proceedings, the risk of non-performance is mitigated by the fact that the customer's liquidator will approve any financial commitment with the bankruptcy court in advance of acceptance of the commitment.

        FLAG Telecom is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. FLAG Telecom deals in financial instruments only with counterparties having highly rated credit histories.

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

  Changes in Internal Controls

        As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on July 3, 2003, certain reportable Internal Controls deficiencies were identified within the 90-day period prior to the date of that report. Our independent auditors, Ernst & Young, LLP, advised the Audit Committee that deficiencies in the following Internal Controls constituted reportable conditions and, collectively, a "material weakness" as defined in the Statement on Auditing Standards No. 60:

1.
Bank reconciliations

2.
Accounts payable, and

3.
Financial statements close process.

        To date, a number of corrective actions and changes to the Internal Controls have been taken to address these weaknesses, as follows. However, they have not yet been fully implemented.

        Bank Reconciliations:

        Reconciliations are now performed on a monthly basis for all active accounts and on a quarterly basis for all accounts. A control checklist is maintained and the reconciliations are reviewed and approved by the Company's Group Financial Controller. The list of reconciling items has been significantly cleared and reconciling items are now investigated and cleared on a regular basis.

        Accounts Payable:

        Monthly reconciliations are performed between the accounts payable listing and the general ledger and reviewed by the Company's Group Financial Controller.

        Supplier statement reconciliations are being performed as part of an accounts payable clean up exercise. Reconciling items are being addressed and corrected on a timely basis.

        Financial Statement Close Process:

        Monthly management accounts are produced on a timely basis as close as possible to the end of the month. Management has revised the timetable for monthly reporting and included the development of variance analysis, flash reporting and the responsibilities and ownership for achieving these deadlines.

        The month end close process deliverables require the reconciliation and review of all significant balances, which is evidenced and reviewed by the Company's Group Financial Controller.

        Greater emphasis is being placed on ensuring that appropriate documentary evidence is maintained for accounting transactions, especially that required to support journal entries and accounting estimates.

        As discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was filed with the Securities and Exchange Commission on August 14, 2003, to further address the deficiencies and weaknesses identified, we are implementing additional changes appropriate to our processes, procedures, systems and personnel. Furthermore, management has also developed a Finance Improvement Plan, the key elements of which were included in the aforementioned Quarterly Report and which address comments our independent auditors raised in their management letter.

  Evaluation of Disclosure Controls and Procedures

        As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. In addition, we evaluated whether there was any change in our Internal Controls that occurred during the past fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of this review and evaluation, which was concluded in the course of preparing our financial statements for the three months and nine months ended September 30, 2003 and in connection with the audit and re-audit of our financial statements for 2002, 2001 and 2000 by our independent auditors, Ernst & Young, LLP, management determined that, despite the fact that significant progress had been made, all our planned corrective actions and changes to the Internal Controls had not yet been fully implemented and tested.

        Following this review and evaluation, we have also performed additional substantive procedures, including a review of specific balance sheet and operating expense accounts as well as a review of the application of our revenue recognition policy. We believe that the corrective actions we have taken and the additional substantive procedures we have performed provide us with reasonable assurance that the deficiencies and weaknesses identified did not result in material misstatements in our consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

  Loftin Action—Class Action Lawsuit

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

        The consolidated amended complaint (the "Complaint") was filed by the plaintiffs on March 20, 2003 and asserts claims under sections 11, 12(a)(2) and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5. More specifically, the Complaint alleges, among other things, that the defendants: knew but failed to tell the market about the glut of capacity and falling bandwidth prices that allegedly existed at the time of the initial public offering of Predecessor and throughout the Class Period; engaged in, or caused Predecessor to engage in, transactions with competitors whereby they would sell each other cable that neither needed, for the sole purpose of increasing revenue; and accounted for, or caused Predecessor to account for, these transactions improperly and to overstate revenue. The Complaint does not currently name Predecessor as a defendant, but it does name FLAG Telecom. The Plan provides that we shall have no liability for any claims relating to the period prior to the Plan's Effective Date. The claims asserted in the Complaint relate solely to that period. The amount of damages sought from the defendants is not specified.

        A Motion to Dismiss was filed by the defendants, including FLAG Telecom, on July 7, 2003.

        As we, per the Plan, have no liability for any claims relating to the period prior to the Effective Date, we believe there is no potential liability for us and therefore no reserves have been established. There is a contingent liability, on the part of the Company, of $3.25 million for a defense fund in case coverage under the Directors' & Officers' Liability policy ("D&O policy") is invalidated or attempted to be invalidated by the insurance company. Predecessor and the insurers under the D&O policy have executed an interim funding agreement by which the insurers are willing to advance reasonable and necessary costs and expenses in connection with the above matters. Based on the likelihood of this event occurring, no provision for these liabilities has been made in our financial statements.

  Injunctive Relief—FNAL Note

        On August 7, 2003, the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief (the "Action") in the United States Bankruptcy Court for the Southern District of New York naming Kensington International Ltd. ("Kensington"), Springfield Associates, LLC ("Springfield" and collectively, with Kensington, the "Defendants"), Wilmington Trust Company, and The Bank of New York as defendants. The Defendants alleged to be the holders of the FNAL Note (defined below) issued by FLAG Asia Limited, a subsidiary of the Company. The Company is a guarantor of the FNAL Note. By a letter dated August 4, 2003 and addressed to FLAG Asia Limited, the Defendants alleged that a default occurred arising from an alleged failure of a subsidiary of the Company to further perfect the interests in the collateral that secures the FNAL Note in Taiwan. Further, the letter declared that the alleged default caused an acceleration of the indebtedness underlying the FNAL Note. In the Action, the Company and certain of its subsidiaries seek a prompt entry of an order declaring that FLAG Asia Limited has not defaulted on the FNAL Note. The Action further seeks to enjoin the defendants from accelerating the amounts owed on the FNAL Note, as well as certain other senior secured notes issued under that certain Indenture, dated as of October 9, 2002 among the Company, certain subsidiaries of the Company that are guarantors thereto, and The Bank of New York, as trustee (the "Indenture"). On August 25, 2003, the Company redeemed the notes issued under the Indenture.

        A hearing on the Action took place in New York on August 22, 2003. The court ruled in the Company's favor and enjoined the defendants under the Action from taking any further action to accelerate or collect upon the FNAL Note. Furthermore, the Bank of New York was directed to proceed with the redemption of three series of Notes issued under the Indenture at a discount as previously noticed in the company's Notices of Redemption dated July 25, 2003. However, despite the redemption of the Indenture, it was ruled that the Security Agreement (as defined below) underlying the Indenture must remain in place for the benefit of the defendants' claim of $3.1 million until a final judgment on this matter is issued.

        Management believes that the alleged default under the FNAL Note is without merit and the likelihood of the allegation being upheld is remote. Consequently, no provision has been made. In arriving at its opinion, management has consulted external counsel.

  Office of Fair Trading ("OFT") Inquiry

        On August 20, 2003, FLAG Telecom Limited, a UK subsidiary of the Company received a Notice from the UK Office of Fair Trading ("OFT") requiring the production of certain documents and the provision of information under Section 26 of the Competition Act 1998. The OFT stated that it has reasonable grounds that an infringement of the Competition Act had occurred by way of an agreement or concerted practice that had the effect of a collective boycott and/or by way of price fixing agreements or exchanging information on prices in the context of the UK Cable Protection Committee ("UKCPC") with the object of restricting competition within the market for UK submarine cable landings and capacity. As the Company had already decided upon its cable landings before the cable landing provider, who allegedly has been boycotted, presented itself as an alternative provider and as FLAG has participated in UKCPC meetings strictly with respect to non-commercial, technical, matters only, the Company believes that the allegations contained in the Notice from the OFT are without merit. Accordingly, the Company has not made any provisions in this context.

  Other

        We are also involved in litigation from time to time in the ordinary course of business. In management's opinion the litigation in which we are currently involved, individually and in the aggregate, is not material to our company.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On September 25, 2003, the Company held its 2003 Annual General Meeting at which the shareholders of the Company voted to modify certain provisions of the Company's Bye-laws. See Item 4 of this Report for further details on the modifications and the general effect of such modifications upon the rights of holders of the Company's Common Shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 25, 2003, FLAG Telecom held its 2003 Annual General Meeting in London, United Kingdom. As there were two or more shareholders present in person or by proxy representing

1,350,245 Common Shares in person or by proxy at the meeting representing 67.51% of the 2,000,000 issued and outstanding Common Shares of the Company, a quorum for the meeting was present.

        The following proposals were adopted by the shareholders:

        Proposal 1—an amendment to the Company's Bye-laws to permit the Board of Directors from time to time to effect a sub-division of all or any of the Company's share capital into shares of a lesser par value than the Company's existing shares.

        Proposal 3—an amendment to the Company's Bye-laws to increase the Company's authorized capital by the creation of an additional 17 million common shares, par value $1.00 per share, to an aggregate of 20 million authorized Common Shares.

        Proposal 6—an amendment to the Company's Bye-laws to remove the limitations on the Board of Director's or its committees' ability to conduct their respective meetings in the United States or execute unanimous written resolutions in the United States.

        Proposal 7—an amendment to the Company's Bye-laws to remove the limitations on the Company's and its Shareholders' ability to conduct shareholders meetings in the United States or execute unanimous written resolutions of the shareholders in the United States.

        Proposal 8—the appointment of Ernst & Young LLP to serve as the independent auditors of the Company for the 2003 fiscal year.

        The following proposals were not approved by the shareholders:

        Proposal 2—an amendment to the Company's Bye-laws to permit the Board of Directors to designate any undesignated shares in the authorized capital of the Company into any one or more series of common or preferred shares, and determine the rights, privileges and preferences to be attached to such shares.

        Proposal 4—an amendment to the Company's Bye-laws to increase the Company's authorized capital by the creation of 10 million preferred shares, par value $1.00 per share.

        Proposal 5—an amendment to the Company's Bye-laws to clarify the Board of Directors' staggered terms currently set forth in the Bye-laws by restricting the shareholders' ability to remove directors without cause.

        The shareholder votes on each of the foregoing proposals were as follows:

	For	Against	Abstention	Adopted/Defeated
Proposal 1	1,434,633	3,212	0	Adopted
Proposal 2	251,744	746,809	22,465	Defeated
Proposal 3	1,248,908	166,472	22,465	Adopted
Proposal 4	251,744	746,809	22,645	Defeated
Proposal 5	235,663	785,282	73	Defeated
Proposal 6	1,020,726	0	292	Adopted
Proposal 7	1,015,178	5,840	0	Adopted
Proposal 8	1,437,845	0	0	Adopted

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)
Exhibits

3.11*	Amended and Restated Bye-laws of the Company.
2.1
Agreement and Plan of Amalgamation, dated as of October 16, 2003, between the Company and Reliance Gateway Net Limited (incorporated by reference as Exhibit 2.1 on a Form 8-K filed with the Commission on October 16, 2003).
2.2
Amendment to the Agreement and Plan of Amalgamation, dated as of October 28, 2003, but effective as of October 16, 2003, between the Company and Reliance Gateway Net Limited (incorporated by reference as Annex A to a preliminary proxy statement filed with the Commission on November 3, 2003).
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

*
Filed herewith

+
Furnished herewith

(b)
Reports on Form 8-K

        The Company filed the following Current Reports on Form 8-K during the period from July 1, 2003 through September 30, 2003:

        July 7, 2003—Announcing that the Company has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, along with its Quarterly Reports on Form 10-Q for the periods ended September 30, 2002 and March 31, 2003 respectively.

        July 25, 2003—Announcing that the Company has notified The Bank of New York, the trustee under the Company's Indenture dated October 9, 2002, of its election to redeem all series of notes issued by the Company under the Indenture, on August 25, 2003.

        August 1, 2003—Incorporating as an exhibit a press clipping on the Company published in Total Telecom on July 31, 2003.

        August 7, 2003—Announcing that the Company and certain of its subsidiaries commenced an action for injunctive and declaratory relief in the United States Bankruptcy Court for the Southern District of New York naming Kensington International Ltd, Springfield Associates, LLC, Wilmington Trust Company, and The Bank of New York as defendants.

        August 18, 2003—Announcing that the Company has filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended June 30, 2003.

        August 26, 2003—Announcing that the Company has completed the redemption of its Series A, Series B and Series C Notes at a discounted value.

        September 25, 2003—Announcing the results of the Company's 2003 Annual General Meeting of Shareholders.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November 2003.

FLAG TELECOM GROUP LIMITED
By:	/s/ ALEXANDER GERSH Alexander Gersh Chief Financial Officer
By:	/s/ KEES VAN OPHEM Kees van Ophem General Counsel and Assistant Secretary

S-1

QuickLinks

FLAG TELECOM GROUP LIMITED FORM 10-Q INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
FLAG TELECOM GROUP LIMITED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
FLAG TELECOM GROUP LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
FLAG TELECOM GROUP LIMITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FLAG TELECOM GROUP LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K
SIGNATURES